Form 10-Q
period 1995-05-31
INTEGRATED SYSTEMS INC
filed 1995-07-14
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from              to
                                           --------------   -------------

                         Commission file number: 0-18268


                         ------------------------------


                            INTEGRATED SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


          California                                           94-2658153
(State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                           identification no.)


                         ------------------------------


                                 3260 Jay Street
                       Santa Clara, California 95054-3309
                                 (408) 980-1500
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)


                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      -------   -------

The number of shares outstanding of the Registrant's Common Stock on June 30, 1995 was 9,598,616 shares.

The Exhibit Index is located on page 11.                     Page 1 of 15 pages.

                            INTEGRATED SYSTEMS, INC.

                                      INDEX


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

         Condensed  Consolidated  Balance  Sheets at May 31,  1995 and
         February 28, 1995                                                    4

         Condensed  Consolidated  Statements  of Income  for the Three
         Months Ended May 31, 1995 and 1994                                   5

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended May 31, 1995 and 1994                                   6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11


SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements


The condensed consolidated interim financial statements included herein have been prepared by Integrated Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1995. The February 28, 1995 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying condensed consolidated interim financial statements have been prepared in all material respects in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the financial position, results of operations, and cash flows for the periods indicated. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Prior to fiscal 1996, the Company's fiscal year was reported on a 52/53-week period ending on the last Saturday in February of each year. Accordingly, quarterly periods did not necessarily end on the last day of a calendar month. Beginning in fiscal 1996, the Company's fiscal year end is the last day in February and quarterly periods will end on the last day of a calendar month. The effect of this change was not material to the Company's financial statements for the first quarter of fiscal 1996. For clarity of presentation herein, all fiscal periods are described as ending on a calendar month-end.

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                          May 31,   February 28,
                                                            1995         1995
                                                          --------     --------
                                                        (unaudited)
                          ASSETS

Current assets:
     Cash and cash equivalents ......................     $  9,201     $  7,144
     Marketable securities, current .................        9,714        6,472
     Accounts receivable, net .......................       11,570       14,156
     Deferred income taxes ..........................          967        1,153
     Other current assets ...........................        2,574        2,757
                                                          --------     --------
          Total current assets ......................       34,026       31,682

Marketable securities, noncurrent ...................       20,672       22,299
Property and equipment, net .........................        2,921        2,584
Other assets ........................................          576          427
Intangible assets, net ..............................        5,019        5,466
                                                          --------     --------
          Total assets ..............................     $ 63,214     $ 62,458
                                                          ========     ========

                        LIABILITIES

Current liabilities:
     Accounts payable ...............................     $  2,052     $  1,741
     Accrued payroll and related expenses ...........        1,454        2,110
     Other accrued liabilities ......................        2,843        3,097
     Income taxes payable ...........................        1,631        1,952
     Deferred revenue ...............................        5,771        6,067
                                                          --------     --------
          Total current liabilities .................       13,751       14,967

Other liabilities ...................................          185          200
                                                          --------     --------
          Total liabilities .........................       13,936       15,167
                                                          --------     --------
                   SHAREHOLDERS' EQUITY

Common Stock, no par value, 25,000 shares
     authorized:  9,565 and 9,494 shares
     issued and outstanding at
     May 31, 1995 and February 28, 1995,
     respectively ...................................       36,171       35,529
Unrealized holding gain (loss) on marketable
     securities, net ................................          169         (109)
Retained earnings ...................................       12,938       11,871
                                                          --------     --------
          Total shareholders' equity ................       49,278       47,291
                                                          --------     --------
          Total liabilities and shareholders'
            equity ..................................     $ 63,214     $ 62,458
                                                          ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended
                                                                    May 31,
                                                            --------------------
                                                              1995         1994
                                                            -------      -------
Revenue:
    Product licenses .................................      $ 9,519      $ 5,789
    Maintenance and renewals .........................        2,337        2,301
    Engineering services .............................        2,286        2,011
                                                            -------      -------
        Total revenue ................................       14,142       10,101
                                                            -------      -------

Costs and expenses:
    Cost of product licenses revenue .................        1,761          653
    Cost of maintenance and renewals revenue .........          153          165
    Cost of engineering services revenue .............        1,721        1,449
    Marketing and sales ..............................        5,697        4,179
    Research and development .........................        2,339        1,707
    General and administrative .......................        1,233          877
    Amortization of intangible assets ................          186          532
                                                            -------      -------
        Total costs and expenses .....................       13,090        9,562
                                                            -------      -------

            Income from operations ...................        1,052          539

Interest and other income ............................          517          391
                                                            -------      -------

            Income before income taxes ...............        1,569          930

Provision for income taxes ...........................          502          298
                                                            -------      -------

            Net income ...............................      $ 1,067      $   632
                                                            =======      =======

Earnings per share ...................................      $  0.11      $  0.07
                                                            =======      =======

Shares used in per share calculations ................        9,976        9,452
                                                            =======      =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                                  May 31,
                                                             ------------------
                                                              1995        1994
                                                             -------    -------
Cash flows from operating activities:
    Net income ...........................................   $ 1,067    $   632
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization ....................       982        920
        Changes in assets and liabilities:
               Accounts receivable .......................     2,586      1,614
               Other current assets ......................       183       (627)
               Accounts payable, accrued payroll and
                    other accrued liabilities ............      (599)      (824)
               Income taxes payable ......................      (321)      (607)
               Deferred revenue ..........................      (296)       (14)
               Other assets and liabilities ..............      (164)      (103)
                                                             -------    -------
        Net cash provided by operating activities ........     3,438        991
                                                             -------    -------

Cash flows from investing activities:
    Purchases of marketable securities, net ..............    (1,151)       (55)
    Additions to property and equipment, net .............      (712)      (480)
    Capitalized software development costs ...............      (160)      (300)
                                                             -------    -------
        Net cash used in investing activities ............    (2,023)      (835)
                                                             -------    -------
Cash flows from financing activities:
    Proceeds from exercise of common stock options and
        purchases under the employee stock purchase plan .       642        375
                                                             -------    -------
        Net cash provided by financing activities ........       642        375
                                                             -------    -------
Net increase in cash and cash equivalents ................     2,057        531
Cash and cash equivalents at beginning of period .........     7,144      8,021
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $ 9,201    $ 8,552
                                                             =======    =======

Supplemental disclosure of noncash investing and
  financing activities:
    Unrealized gain (loss) on marketable securities ......   $   464    $  (429)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information for the three months ended May 31, 1995 and 1994 is unaudited)


1.       Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Integrated Systems, Inc. and its majority owned subsidiaries, after elimination of all significant intercompany accounts and transactions, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1995. These condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles.


2.       Software Development Costs

The Company incurs certain costs to develop computer software to be licensed or otherwise marketed to customers. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $160,000 in the first three months of fiscal 1996 compared to $300,000 in the same period of the previous year. Such costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for the three months ended May 31, 1995 was $214,000 compared to $45,000 for the three months ended May 31, 1994.


3.       Earnings Per Share

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

The following table sets forth the calculation of earnings per share for purposes of this report:


                                                             Three Months Ended
                                                                    May 31,
                                                             -------------------
(in thousands, except per share data)                          1995        1994
                                                              ------      ------
                                                                 (unaudited)
Primary:
     Net income ........................................      $1,067      $  632
                                                              ======      ======
     Number of shares:
          Weighted average number of common
            shares outstanding .........................       9,535       9,162
          Dilutive effect of stock options, net ........         441         290
                                                              ------      ------
                                                               9,976       9,452
                                                              ======      ======
Earnings per share .....................................      $ 0.11      $ 0.07
                                                              ======      ======


Fully diluted:
     Net income ........................................      $1,067      $  632
                                                              ======      ======
     Number of shares:
          Weighted average number of common
            shares outstanding .........................       9,535       9,162
          Dilutive effect of stock options, net ........         441         298
                                                              ------      ------
                                                               9,976       9,460
                                                              ======      ======
Earnings per share .....................................      $ 0.11      $ 0.07
                                                              ======      ======

4.       Contingency Settlement

In November 1994, the Company and Microtec Research, Inc. (MRI), a development tools supplier, began arbitration proceedings related to a royalty payment dispute. In March 1995, the Company received notification that the judgment in the arbitration proceedings was principally in favor of MRI. In June 1995, the final award was determined to be $690,000 plus a portion of MRI's legal fees and costs. A majority of the award amount was accrued for in the prior fiscal year. The remainder of the award and the Company's legal costs, which were incurred in the first quarter of fiscal 1996, were charged to expense in the first quarter of fiscal 1996.

5.       Change in Fiscal Year

Prior to fiscal 1996, the Company's fiscal year was reported on a 52/53-week period ending on the last Saturday in February of each year. Accordingly, quarterly periods did not necessarily end on the last day of a calendar month. Beginning in fiscal 1996, the Company's fiscal year end is the last day in February and quarterly periods will end on the last day of a calendar month. The effect of this change was not material to the Company's financial statements for the first quarter of fiscal 1996. For clarity of presentation herein, all fiscal periods are described as ending on a calendar month-end.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended February 28, 1995, as filed with the Securities and Exchange Commission on May 26, 1995.




Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from the comparative prior period in each line item:


                                                                                        Percentage of             Period-to-Period
                                                                                        Total Revenue            Percentage Change
                                                                                      ------------------       ---------------------
                                                                                      Three Months Ended        Three Months Ended
                                                                                            May 31,                    May 31,
                                                                                       1995       1994         1995 compared to 1994
                                                                                       -----      -----        ---------------------
Revenue:
     Product licenses ..................................................                 67%        57%                 64%
     Maintenance and renewals ..........................................                 17         23                   2
     Engineering services ..............................................                 16         20                  14
                                                                                        ---        ---
          Total revenue ................................................                100        100                  40
                                                                                        ---        ---
Costs and expenses:
     Cost of product licenses revenue ..................................                 13          7                 170
     Cost of maintenance and renewals revenue ..........................                  1          2                  (7)
     Cost of engineering services revenue ..............................                 12         14                  19
     Marketing and sales ...............................................                 40         41                  36
     Research and development ..........................................                 17         17                  37
     General and administrative ........................................                  9          9                  41
     Amortization of intangible assets .................................                  1          5                 (65)
                                                                                        ---        ---
          Total costs and expenses .....................................                 93         95                  37
                                                                                        ---        ---
               Income from operations ..................................                  7          5                  95
Interest and other income ..............................................                  4          4                  32
                                                                                        ---        ---
               Income before income taxes ..............................                 11          9                  69
Provision for income taxes .............................................                  3          3                  68
                                                                                        ---        ---
               Net income ..............................................                  8%         6%                 69%
                                                                                        ---        ---

Revenue

The Company's revenue is primarily derived from the licensing of its products, related maintenance and license renewals, and engineering services. Total revenue in the first quarter of fiscal 1996 of $14,142,000 increased 40% compared to the first quarter of fiscal 1995 due to growth in all revenue categories. Total product licenses revenue increased by 64% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 due to growth in both the real-time and MATRIXx product lines. Total maintenance and renewals revenue increased by 2% over the prior year's first quarter. Engineering services revenue increased by 14% between the comparative periods due to increases in the number and size of contracts.

The Company's real-time product licenses, maintenance and renewals revenue increased 71% in the first quarter of fiscal 1996 compared to the same quarter of the prior fiscal year as the embedded software market continues to grow.
Contributing to revenue growth of the real-time product family was the introduction of pSOSystem for the PowerPC in the first quarter of fiscal 1996 and sales of the FlexOS product line, which was acquired in the third quarter of fiscal 1995. Real-time product licenses, maintenance and renewals revenue in the first quarter of fiscal 1996 increased in all geographic regions. MATRIXx product licenses, maintenance and renewals revenue increased 19% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 due to an increase in European sales and the introduction of new products, particularly MATRIXx for Windows NT and MATRIXx version 4.1.

Domestic product licenses, maintenance and renewals revenue increased by 27% between the comparative quarterly periods, while international product licenses, maintenance and renewals revenue increased by 84%. The percentage of the Company's total revenue from customers located internationally increased to 36% in the first quarter of fiscal 1996, compared to 27% in the first quarter of fiscal 1995.

Costs and Expenses

The Company's cost of product licenses revenue as a percentage of total revenue increased to 13% in the first quarter of fiscal 1996 compared to 7% in the first quarter of fiscal 1995 due primarily to an increase in the amortization of capitalized research and development expenditures with the recent releases of new products and an increase in royalty payments related to third party software sales. In addition, a portion of the arbitration award costs related to a royalty payment dispute with a development tools supplier were charged to cost of revenue in the first quarter of fiscal 1996 (see Note 4 of Notes to Condensed Consolidated Financial Statements). The cost of maintenance and renewals revenue as a percentage of total revenue was not significant in the first quarter of fiscal 1996 and fiscal 1995. The cost of engineering services revenue increased as a percentage of engineering services revenue due primarily to changes in contract mix.

Marketing and sales expenses increased 36% quarter over quarter but decreased from 41% to 40% of total revenue. The Company expects sales and marketing expenses as a percentage of revenue to be lower for the whole of fiscal 1996.

Research and development expenses increased by 37% between the quarterly comparative periods. This increase was primarily the result of increased activity associated with bringing several significant products to market, including increased personnel and consulting expenses, and due to a decrease in software capitalization. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $160,000 in the first quarter of fiscal 1996 compared to $300,000 in the first quarter of fiscal 1995. The amount capitalized represents approximately 6% of total research and development expenditures for the first quarter of fiscal 1996 compared to 15% for the first quarter of fiscal 1995. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for the three months ended May 31, 1995 was $214,000 compared to $45,000 for the three months ended May 31, 1994.

General and administrative expenses increased 41% between the three-month comparative periods due primarily to legal expenses associated with arbitration proceedings between the Company and a development tools supplier (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Amortization  of  intangible  assets in the  first  quarter  of fiscal  1996 has decreased from the prior year quarter as certain assets and deferred compensation related to the acquisition of Software Components Group, Inc. in the second quarter of fiscal 1992 became fully amortized in fiscal 1995.

Other

The Company's interest and other income increased by $126,000 between the three-month quarterly comparative periods due primarily to an increase in cash and marketable securities.


Risk Factors That May Affect Future Results of Operations

The Company believes that in the future, its results of operations could be impacted by factors such as delays in shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's performance may also be adversely affected by the ability of its suppliers to provide competitive products. During the quarter, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will play a key role in future growth. The impact of any of these factors is difficult to predict or forecast.

During any quarter, the Company receives a relatively small number of large orders. Delays in the receipt of one or more such orders would have a significant negative impact on quarterly revenue and a potentially more significant impact on earnings.

Due to the risk factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, or after the quarter is over, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Consequently, the purchase or holding of the Company's stock involves a high degree of risk.

Liquidity and Capital Resources

The Company has funded its operations to date principally through cash flows from operations. As of May 31, 1995, the Company had $39,587,000 of cash, cash equivalents and marketable securities. This represents an increase of $3,672,000 from February 28, 1995. During fiscal 1995, the Company announced that the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of common stock for cash, from time-to-time at market prices, pursuant to a repurchase program announced in September 1992. In fiscal 1995, under this program, the Company repurchased 125,000 shares of common stock for $1,094,000. The Company believes that cash flows from operations, together with existing cash balances and available borrowings, will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future.

Net cash provided by operating activities during the three months ended May 31, 1995 totaled $3,438,000 compared to $991,000 in the three months ended May 31, 1994. The increase in net cash provided by operating activities was primarily due to increased net income and from changes in accounts receivable and other current assets. Net cash used in investing activities totaled $2,023,000 in the first three months of fiscal 1996 compared to $835,000 in the first three months of fiscal 1995. The increase in net cash used in investing activities was due primarily to net purchases of marketable securities and increased expenditures on property and equipment. Net cash provided by financing activities during the three months ended May 31, 1995 totaled $642,000 compared to $375,000 for the three months ended May 31, 1994. This increase was due to an increase in proceeds from the exercise of common stock options and purchases under the Employee Stock Purchase Plan. The Company expects that it will be able to sustain its level of expenditures on property and equipment and fund operational needs for the next twelve months and the foreseeable future, from cash flow from operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

              The information required by this item is incorporated by reference to Note 4 of Notes to Condensed Consolidated Financial Statements on page 8 of this report.

Item 5.  Other Information

              Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits.

              The following exhibits are filed herewith:

              Exhibit                                                      Page
              Number       Title                                          Number
              -------      -----                                          ------
               10.13       Form  of Stock Option Exercise Form used in       14
                           connection  with  Registrant's  1988  Stock
                           Option Plan, as amended to date.

               27.00       Financial Data Schedule                           15

              The following exhibits are incorporated herein by reference:

              Exhibit
              Number       Title
              -------      ------
                2.01       Agreement  and Plan of  Reorganization  by and  among
                           Registrant,   Software   Components   Group,  Inc.  a
                           California corporation ("SCG"), and Alfred Chao dated
                           as of August 9, 1991  (incorporated  by  reference to
                           Exhibit  Number 2.01 to  Registrant's  Form 8-K filed
                           with  the  Securities  and  Exchange   Commission  on
                           September  3,  1991  (the  "September  3,  1991  Form
                           8-K")).

                2.02 Agreement of a Merger by and between Registrant and SCG dated as of August 20, 1991 (incorporated by reference to Exhibit Number 2.02 to the September 3, 1991 Form 8-K).

             3.01(i) Registrant's Articles of Incorporation, as amended to date (incorporated by reference to Exhibit Number
                           3.04 to the Registrant's Form 10-K for the fiscal year ended February 28, 1993).

            3.01(ii) Registrant's Bylaws, as amended July 14, 1993 (incorporated by reference to Exhibit Number 3.03 to Registrant's Form 10-Q for the quarter ended August 31, 1993).

               10.01   *   Registrant's  401(k) Plan  (incorporated by reference
                           to Exhibit Number 10.01 to Registrant's  Registration
                           Statement  on Form S-1  under the  Securities  Act of
                           1933,   as   amended,   filed   January   26,   1990,
                           Registration  No.  33-33219  (the  "S-1  Registration
                           Statement")).

               10.02   *   Registrant's  1983  Incentive  Stock Option Plan,  as
                           amended to date, and related documents (incorporated by reference to Exhibit Number 10.02 to the S-1
                           Registration Statement).

               10.03   *   Registrant's  1988 Stock Option  Plan,  as amended to
                           date  (incorporated  by reference  to Exhibit  Number
                           4.01 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on June 16, 1992).

- --------------------
* Represents a management contract or compensatory plan or arrangement.

              Exhibit
              Number       Title
              -------      -----
               10.04   *   Registrant's  1990 Stock Purchase Plan, as amended to
                           date  (incorporated  by reference  to Exhibit  Number
                           4.03 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on October 18,
                           1993).

               10.05   *   Form   of   Indemnity    Agreement   with   Directors
                           (incorporated by reference to Exhibit Number 10.06 to the S-1 Registration Statement).

               10.06 Lease Agreement by and between Registrant and Boyd C. Smith, Trustee of the Richard T. Peery 1976 Children Trusts, and Louis B. Sullivan, Trustee of the John Arrillaga 1976 Children Trusts, dba A&P Family Investments dated as of December 13, 1990 (for 3260 Jay Street, Santa Clara, CA 95054) (incorporated by reference to Exhibit Number 10.09 to the Registrant's Form 10-K for the fiscal year ended February 28,
                           1991).

               10.07   *   Form of Stock  Option Grant used in  connection  with
                           Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number
                           19.01 to Registrant's Form 10-Q for the quarter ended
                           August 31, 1990).

               10.08   *   Form of Option Modification  Agreement  (incorporated
                           by   reference   to  Exhibit   Number  19.01  to  the
                           Registrant's  Form 10-Q for the quarter  ended August
                           31, 1991).

               10.09 Registrant's 1994 Directors Stock Option Plan (incorporated by reference to Exhibit Number 10.10 to the Registrant's Form 10-K for the fiscal year ended February 28, 1994 (the "FY94 Form 10-K")).

               10.10   *   Form of Stock Option Grant and Stock Option  Exercise
                           Form  used  in  connection  with   Registrant's  1994
                           Directors   Stock   Option  Plan   (incorporated   by
                           reference to Exhibit Number 10.11 to the Registrant's
                           FY94 Form 10-K).

               10.11 Revolving Line of Credit Note by and between Registrant and Wells Fargo Bank, National Association, dated July 15, 1994 and related Letter Agreement (incorporated by reference to Exhibit Number 10.11 to the Registrant's Form 10-Q for the quarter ended August 31, 1994).

               10.12 Amendment dated January 19, 1995, to Revolving Line of Credit Note by and between Registrant and Wells Fargo Bank, National Association, dated July 15, 1994 and related Letter Agreement (incorporated by reference to Exhibit Number 10.12 to the Registrant's Form 10-K for the fiscal year ended February 28, 1995 (the "FY95 Form 10-K")).


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the three months ended May 31, 1995.


- -------------------
* Represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   July 14, 1995                  INTEGRATED SYSTEMS, INC.
                                        (Registrant)




                                        -----------------------------
                                        DAVID P. ST. CHARLES
                                        President and Chief Executive Officer





                                        ----------------------------
                                        STEVEN SIPOWICZ
                                        Vice President Finance and
                                        Chief Financial Officer