Form 10-Q
period 1995-08-31
INTEGRATED SYSTEMS INC
filed 1995-10-11
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 1995

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

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

                         ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ------    -----
The number of shares outstanding of the Registrant's Common Stock on September 30, 1995 was 9,747,272 shares.

The Exhibit Index is located on page 12.                     Page 1 of 15 pages.

                             INTEGRATED SYSTEMS, INC.

                                      INDEX
                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1.           Financial Statements                                                                     3

                  Condensed Consolidated Balance Sheets at August 31, 1995 and February 28, 1995           4

                  Condensed Consolidated Statements of Income for the Three Months and Six Months
                  Ended August 31, 1995 and 1994                                                           5

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended August 31, 1995 and 1994                                                    6

                  Notes to Condensed Consolidated Financial Statements                                     7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                            8


PART II - OTHER INFORMATION
---------------------------

Item 4.           Submission of Matters to a Vote of Security Holders                                     12

Item 5.           Other Information                                                                       12

Item 6.           Exhibits and Reports on Form 8-K                                                        12


SIGNATURES                                                                                                14
----------

                                      -2-

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

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

Prior to fiscal 1996, the Company's fiscal year was reported on a 52/53-week period ending on the last Saturday in February of each year. Accordingly, quarterly periods did not necessarily end on the last day of a calendar month. Beginning in fiscal 1996, the Company's fiscal year end is the last day in February and quarterly periods will end on the last day of a calendar month. The effect of this change was not material to the Company's financial statements for the three and six-month periods ended August 31, 1995. For clarity of presentation herein, all fiscal periods are described as ending on a calendar month-end.

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     AUGUST 31,     FEBRUARY 28,
                                                        1995             1995
                                                     ----------     ------------
                                                    (unaudited)
               ASSETS

Current assets:
     Cash and cash equivalents                         $10,848        $7,144
     Marketable securities, current                     11,206         6,472
     Accounts receivable, net                           13,293        14,156
     Deferred income taxes                                 937         1,153
     Other current assets                                2,546         2,757
                                                       --------      --------

          Total current assets                          38,830        31,682

Marketable securities, noncurrent                       21,513        22,299
Property and equipment, net                              3,167         2,584
Other assets                                               605           427
Intangible assets, net                                   4,773         5,466
                                                       --------      --------

          Total assets                                 $68,888       $62,458
                                                       ========      ========

            LIABILITIES

Current liabilities:
     Accounts payable                                   $2,115        $1,741
     Accrued payroll and related expenses                2,446         2,110
     Other accrued liabilities                           2,503         3,097
     Income taxes payable                                3,002         1,952
     Deferred revenue                                    6,090         6,067
                                                       --------      --------

          Total current liabilities                     16,156        14,967

Other liabilities                                          182           200
                                                       --------      --------

          Total liabilities                             16,338        15,167
                                                       --------      --------

        SHAREHOLDERS' EQUITY

Common Stock, no par value, 25,000 shares authorized:
     9,717 and 9,494 shares issued and outstanding at
     August 31, 1995 and February 28, 1995,
     respectively                                       37,320        35,529
Unrealized holding gain (loss) on marketable
     securities, net                                       215          (109)
Retained earnings                                       15,015        11,871
                                                       --------      --------

          Total shareholders' equity                    52,550        47,291
                                                       --------      --------

          Total liabilities and shareholders' equity   $68,888       $62,458
                                                       ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                              AUGUST 31,           AUGUST 31,
                                          ------------------    ----------------
                                           1995       1994       1995     1994
                                          ------     -------    ------   -------
Revenue:
    Product licenses                      $10,732    $8,337     $20,251  $14,126
    Maintenance and renewals                2,586     2,312       4,923    4,613
    Engineering services                    2,815     1,952       5,101    3,963
                                          --------   -------     ------   ------
        Total revenue                      16,133    12,601      30,275   22,702
                                          --------   -------     ------   ------
Costs and expenses:
    Cost of product licenses revenue        1,780     1,619       3,541    2,272
    Cost of maintenance and
        renewals revenue                       85       249         238      414
    Cost of engineering serices revenue     2,321     1,243       4,042    2,692
    Marketing and sales                     5,551     4,787      11,248    8,966
    Research and development                2,596     1,965       4,935    3,672
    General and administrative              1,207       905       2,440    1,782
    Amortization of intangible assets         186       410         372      942
                                          --------   -------     ------   ------
        Total costs and expenses           13,726    11,178      26,816   20,740
                                          --------   -------     ------   ------
            Income from operations          2,407     1,423       3,459    1,962

Interest and other income                     647       466       1,164      857
                                          --------   -------     ------   ------
            Income before income taxes      3,054     1,889       4,623    2,819

Provision for income taxes                    977       604       1,479      902
                                          --------   -------     ------   ------

            Net income                     $2,077    $1,285      $3,144   $1,917
                                          ========   =======     ======   ======
Earnings per share                          $0.21     $0.14       $0.31    $0.20
                                          ========   =======     ======   ======

Shares used in per share calculations      10,085     9,367      10,030    9,410
                                          ========   =======     ======   ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             SIX MONTHS ENDED
                                                                AUGUST 31,
                                                             -------------------
                                                              1995        1994
                                                             -------     -------

Cash flows from operating activities:
    Net income                                               $3,144      $1,917
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                         1,640       1,860
        Changes in assets and liabilities:
               Accounts receivable                              863        (668)
               Other current assets                             211        (546)
               Accounts payable, accrued payroll and
                    other accrued liabilities                   116        (483)
               Income taxes payable                           1,050        (376)
               Deferred revenue                                  23         (69)
               Other assets and liabilities                    (196)       (170)
                                                             -------      ------
        Net cash provided by operating activities             6,851       1,465
                                                             -------      ------

Cash flows from investing activities:
   (Purchases) sales of marketable securities, net           (3,408)        691
    Additions to property and equipment, net                 (1,295)       (977)
    Capitalized software development costs                     (235)       (375)
    Other investments                                            --        (200)
                                                             -------     -------
        Net cash used in investing activities                (4,938)       (861)
                                                             -------     -------

Cash flows from financing activities:
    Proceeds from exercise of common stock options and
        purchases under the employee stock purchase plan      1,791         743
    Repurchase of common stock                                   --      (1,094)
                                                             -------     -------
        Net cash provided by (used in) financing activities   1,791        (351)
                                                             -------     -------
Net increase in cash and cash equivalents                     3,704         253
Cash and cash equivalents at beginning of period              7,144       8,021
                                                            --------     -------
Cash and cash equivalents at end of period                  $10,848      $8,274
                                                            ========     =======
Supplemental disclosure of noncash investing and
financing activities:
    Unrealized gain (loss) on marketable securities            $540       $(460)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information for the three and six months ended August 31, 1995 and 1994 is unaudited)


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

2.       SOFTWARE DEVELOPMENT COSTS

The Company incurs certain costs to develop computer software to be licensed or otherwise marketed to customers. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $235,000 in the first six months of fiscal 1996 compared to $375,000 in the same period of the previous year. Such costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for the three and six months ended August 31, 1995 was $247,000 and $461,000, respectively, compared to $148,000 and $193,000, respectively, for the same periods of the previous year.

3.       EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

The following table sets forth the calculation of earnings per share for purposes of this report:


                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                              AUGUST 31,          AUGUST 31,
                                          ------------------   -----------------
(in thousands, except per share data)      1995       1994      1995      1994
                                          -------   --------   -------   -------
                                              (unaudited)         (unaudited)
Primary:
     Net income                           $2,077     $1,285    $3,144    $1,917
                                          =======   ========   =======   =======
     Number of shares:
          Weighted average number of
          common shares outstanding        9,648      9,133     9,591     9,148
          Dilutive effect of stock
          options, net                       437        234       439       262
                                          -------   --------   -------   -------
                                          10,085      9,367    10,030     9,410
                                          =======   ========   =======   =======
Earnings per share                         $0.21      $0.14     $0.31     $0.20
                                          =======   ========   =======   =======
Fully diluted:
     Net income                           $2,077     $1,285    $3,144    $1,917
                                          =======   ========   =======   =======
     Number of shares:
          Weighted average number of
          common shares outstanding        9,648      9,133     9,591     9,148
          Dilutive effect of stock
          options, net                       470        301       455       300
                                          -------   --------   -------   -------
                                          10,118      9,434    10,046     9,448
                                          =======   ========   =======   =======
Earnings per share                         $0.21      $0.14     $0.31     $0.20
                                          =======   ========   =======   =======

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

RESULTS OF OPERATIONS

The following tables set forth for the periods indicated the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from the comparative prior period in each line item:


                                         PERCENTAGE OF       PERIOD-TO-PERIOD
                                         TOTAL REVENUE       PERCENTAGE CHANGE
                                       ------------------  ---------------------
                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                            AUGUST 31,           AUGUST 31,
                                        1995        1994   1995 COMPARED TO 1994
                                       -------     ------  ---------------------
Revenue:
     Product licenses                       67 %       66 %         29 %
     Maintenance and renewals               16         18           12
     Engineering services                   17         16           44
                                       -------     ------
          Total revenue                    100        100           28
                                       -------     ------
Costs and expenses:
     Cost of product licenses revenue       11         13           10
     Cost of maintenance and renewals
      revenue                                1          2          (66)
     Cost of engineering services
      revenue                               14         10           87
     Marketing and sales                    34         38           16
     Research and development               16         16           32
     General and administrative              8          7           33
     Amortization of intangible assets       1          3          (55)
                                       -------     ------
          Total costs and expenses          85         89           23
                                       -------     ------
           Income from operations           15         11           69
Interest and other income                    4          4           39
                                       -------     ------
           Income before income taxes       19         15           62
Provision for income taxes                   6          5           62
                                       -------     ------
               Net income                   13 %       10 %         62 %
                                       -------     ------

                                        PERCENTAGE OF       PERIOD-TO-PERIOD
                                        TOTAL REVENUE       PERCENTAGE CHANGE
                                      ------------------  ---------------------
                                       SIX MONTHS ENDED     SIX MONTHS ENDED
                                           AUGUST 31,           AUGUST 31,
                                       1995        1994   1995 COMPARED TO 1994
                                      -------     ------  ---------------------
Revenue:
     Product licenses                     67 %        62 %         43 %
     Maintenance and renewals             16          20            7
     Engineering services                 17          18           29
                                       -----       -----
          Total revenue                  100         100           33
                                       -----       -----

Costs and expenses:
     Cost of product licenses revenue     12          10           56
     Cost of maintenance and
       renewals revenue                    1           2          (43)
     Cost of engineering services
       revenue                            14          12           50
     Marketing and sales                  37          39           25
     Research and development             16          16           34
     General and administrative            8           8           37
     Amortization of intangible assets     1           4          (61)
                                       -----       -----
          Total costs and expenses        89          91           29
                                       -----       -----
           Income from operations         11           9           76
Interest and other income                  4           4           36
                                       -----       -----
           Income before income taxes     15          13           64
Provision for income taxes                 5           4           64
                                       -----       -----
               Net income                 10 %         9 %         64 %
                                       -----       -----
Revenue
-------

The Company's revenue is primarily derived from the licensing of its products, related maintenance and license renewals, and engineering services. Total revenue in the second quarter of fiscal 1996 of $16,133,000 increased 28% compared to the second quarter of fiscal 1995, and total revenue for the first six months of fiscal 1996 of $30,275,000 increased 33% compared to the first six months of fiscal 1995, due to growth in all revenue categories. Product licenses revenue increased by 29% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and 43% for the first six months of fiscal 1996 compared to the first six months of fiscal 1995, due to growth in the real-time product line and, to a lesser extent, growth in the MATRIXx product line. Total maintenance and renewals revenue increased by 12% over the prior year's second quarter and by 7% over the prior year's first six months due to increased customer base. Engineering services revenue over these periods increased by 44% and 29%, respectively, due to increases in the number and size of contracts.

The Company's real-time product licenses, maintenance and renewals revenue increased 45% in the second quarter of fiscal 1996 compared to the same quarter of the prior fiscal year and by 56% in the first six months of fiscal 1996 compared to the same period of the prior fiscal year. Contributing to revenue growth of the real-time product family was the introduction of new products and sales of the FlexOS product line, which was acquired in the third quarter of fiscal 1995. MATRIXx product licenses, maintenance and renewals revenue increased 2% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and 9% in the first six months of fiscal 1996 compared to the first six months of fiscal 1995.

Domestic product  licenses,  maintenance and renewals  revenue  increased by 11%
between the comparative quarterly periods and 18% between the comparative six-month periods, while international product licenses, maintenance and renewals revenue increased by 58% and 70%, respectively. The percentage of the Company's total revenue from customers located internationally increased to 32% in the second quarter of fiscal 1996 and 34% in the first six months of fiscal 1996, compared to 26% in both the second quarter of fiscal 1995 and the first six months of fiscal 1995.

Costs and Expenses
------------------
The Company's cost of product licenses revenue as a percentage of total revenue decreased to 11% in the second quarter of fiscal 1996 compared to 13% in the second quarter of fiscal 1995. This decrease was due in part to higher than usual costs in the second quarter of fiscal 1995 associated with the introduction of MATRIXx version 4.0. The cost of product licenses revenue as a percentage of total revenue in the first six months of fiscal 1996 increased to 12% compared to 10% in the first six months of fiscal 1995 due to an increase in the amortization of capitalized research and development expenditures with the recent releases of new products and an increase in royalty and other third party software costs. The cost of maintenance and renewals revenue as a percentage of total revenue was not significant in the second quarter and first six months of fiscal 1996 and fiscal 1995. The cost of engineering services revenue increased as a percentage of engineering services revenue due primarily to increased amounts charged to contracts and changes in contract mix.

Marketing and sales expenses increased 16% quarter over quarter but decreased from 38% to 34% of total revenue. For the first six months of fiscal 1996, marketing and sales expenses increased 25% between the comparison periods but decreased from 39% to 37% of total revenue. Sales and marketing expenses as a percentage of revenue are expected to be higher for the whole of fiscal 1996 as the Company continues to build its sales and marketing infrastructure, particularly in Japan and the rest of Asia.

Research and development expenses increased by 32% and 34%, respectively, between the quarterly and six-month comparative periods. These increases were primarily the result of increased activity associated with bringing several significant products to market, including increased personnel and consulting expenses. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $75,000 in both the second quarters of fiscal 1996 and fiscal 1995 and $235,000 in the first six months of fiscal 1996 compared to $375,000 in the first six months of fiscal 1995. The amount capitalized represents approximately 3% of total research and development expenditures for the second quarter of fiscal 1996 compared to 4% for the second quarter of fiscal 1995, and 5% for the first six months of fiscal 1996 compared to 9% for the first six months of fiscal 1995. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for the three months ended August 31, 1995 was $247,000 compared to $148,000 for the three months ended August 31, 1994, and $461,000 for the six months ended August 31, 1995 compared to $193,000 for the six months ended August 31, 1994.

General and administrative expenses increased 33% between the three-month comparative periods and 37% between the six-month comparative periods but remained basically flat as a percentage of total revenue.

Amortization of intangible assets in the second quarter of fiscal 1996 and for the six months ended August 31, 1995 has decreased from the prior year quarter and comparative six-month period as certain assets and deferred compensation related to the acquisition of Software Components Group, Inc. in the second quarter of fiscal 1992 became fully amortized in fiscal 1995.

Other
-----
The Company's interest and other income increased by $181,000 between the three-month comparative periods and $307,000 between the six-month comparative periods due primarily to an increase in cash and marketable securities.

Risk Factors That May Affect Future Results of Operations
---------------------------------------------------------
The Company believes that in the future, its results of operations could be impacted by factors such as delays in shipment of the Company's new products and major new versions of existing products, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's performance may also be adversely affected by the ability of its suppliers to provide competitive products. During the quarter, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will play a key role in future growth. The impact of any of these factors is difficult to predict or forecast.

Due to the risk factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, or even after the quarter is over, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The trading prices of many high technology companies' stocks, including the stock of the Company, are at or near their historical highs and reflect price/earnings ratios substantially above historical norms. There can be no assurance that the trading price of the Company's stock will remain at or near its current level. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Consequently, the purchase or holding of the Company's stock involves a high degree of risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations principally through cash flows from operations. As of August 31, 1995, the Company had $43,567,000 of cash, cash equivalents and marketable securities. This represents an increase of $7,652,000 from February 28, 1995. During fiscal 1995, the Company announced that the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of common stock for cash, from time-to-time at market prices, pursuant to a repurchase program announced in September 1992. In fiscal 1995, under this program, the Company repurchased 125,000 shares of common stock for $1,094,000. The Company believes that cash flows from operations, together with existing cash balances and available borrowings, will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future.

Net cash provided by operating activities during the six months ended August 31, 1995 totaled $6,498,000 compared to $1,465,000 in the six months ended August 31, 1994. The increase in net cash provided by operating activities was primarily due to increased net income and from changes in accounts receivable, other current assets and income taxes payable. Net cash used in investing activities totaled $4,585,000 in the first six months of fiscal 1996 compared to $861,000 in the first six months of fiscal 1995. The increase in net cash used in investing activities was due primarily to net purchases of marketable securities. Net cash provided by financing activities during the six months ended August 31, 1995 totaled $1,791,000. This compares to net cash used in financing activities of $351,000 for the six months ended August 31, 1994. The net outflow of cash from financing activities in fiscal 1995 was due to the repurchase of common stock for $1,094,000 in June 1994. The Company expects that it will be able to sustain its level of expenditures on property and equipment and fund operational needs for the next twelve months and the foreseeable future, from cash flow from operations.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held July 18, 1995, the shareholders elected directors of the Company with the following nominees receiving the votes indicated:

               Name                         For                    Withheld
               ----                         ---                    --------
         John C. Bolger                  8,931,348                  49,016
         Narendra K. Gupta               8,929,872                  50,492
         Vinita Gupta                    8,926,974                  53,390
         Thomas Kailath                  8,931,348                  49,016
         Richard C. Murphy               8,931,448                  48,916
         David P. St. Charles            8,930,372                  49,992

         The shareholders also approved the appointment of Coopers & Lybrand as the Company's independent accountants for fiscal 1996 by a vote of 8,964,547 for, 13,500 against, and 2,317 abstain.

ITEM 5.  OTHER INFORMATION

          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.
         ---------

         The following exhibit is filed herewith:

         Exhibit                                                         Page
         Number      Title                                              Number
         -------     -----                                              -------
         27.00       Financial Data Schedule                               15

         The following exhibits are incorporated herein by reference:

         Exhibit
         Number      Title
         --------    -----
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

         10.13 Form of Stock Option Exercise Form used in connection with Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number 10.13 to the Registrant's Form 10-Q for the quarter ended May 31, 1995).


    (b) REPORTS  ON  FORM 8-K.  No reports on Form 8-K were filed by  Registrant
        ---------------------   during the three months ended August 31, 1995.

--------------------
* Represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   October 11, 1995                  INTEGRATED SYSTEMS, INC.
                                           (Registrant)





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