Form 10-Q
period 1995-11-30
INTEGRATED SYSTEMS INC
filed 1996-01-12
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 1995

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


                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The number of shares outstanding of the Registrant's Common Stock on December 31, 1995 was 10,193,893 shares.

The Exhibit Index is located on page 13.                     Page 1 of 15 pages.

                            INTEGRATED SYSTEMS, INC.

                                      INDEX


                                                                            Page
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                               3

          Condensed Consolidated Balance Sheets at November 30, 1995
          and February 28, 1995                                              4

          Condensed Consolidated Statements of Income for the Three
          Months and Nine Months Ended November 30, 1995 and 1994            5

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended November 30, 1995 and 1994                            6

          Notes to Condensed Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                  14

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

Prior to fiscal 1996, the Company's fiscal year was reported on a 52/53-week period ending on the last Saturday in February of each year. Accordingly, quarterly periods did not necessarily end on the last day of a calendar month. Beginning in fiscal 1996, the Company's fiscal year end is the last day in February and quarterly periods will end on the last day of a calendar month. The effect of this change was not material to the Company's financial statements for the three and nine-month periods ended November 30, 1995. For clarity of presentation herein, all fiscal periods are described as ending on a calendar month-end.

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      November 30,  February 28,
                                                           1995          1995
                                                      ------------  ------------
                                                       (unaudited)
                   ASSETS

Current assets:
     Cash and cash equivalents                            $ 10,162     $  7,144
     Marketable securities, current                         16,192        6,472
     Accounts receivable, net                               17,100       14,156
     Deferred income taxes                                     852        1,153
     Other current assets                                    2,334        2,757
                                                          --------     --------
          Total current assets                              46,640       31,682

Marketable securities, noncurrent                           19,590       22,299
Property and equipment, net                                  3,578        2,584
Other assets                                                   790          427
Intangible assets, net                                       1,994        5,466
                                                          --------     --------
          Total assets                                    $ 72,592     $ 62,458
                                                          ========     ========
                LIABILITIES

Current liabilities:
     Accounts payable                                     $  2,222     $  1,741
     Accrued payroll and related expenses                    2,124        2,110
     Other accrued liabilities                               3,491        3,097
     Income taxes payable                                    2,852        1,952
     Deferred revenue                                        7,466        6,067
                                                          --------     --------
          Total current liabilities                         18,155       14,967

Other liabilities                                              451          200
                                                          --------     --------
          Total liabilities                                 18,606       15,167
                                                          --------     --------

            SHAREHOLDERS' EQUITY

Common Stock, no par value, 25,000 shares authorized:
     10,190 and 9,494 shares issued and outstanding
     at November 30, 1995 and February 28, 1995,
     respectively                                           37,780       35,529
Unrealized holding gain (loss) on marketable
     securities, net                                           341         (109)
Retained earnings                                           15,865       11,871
                                                          --------     --------
          Total shareholders' equity                        53,986       47,291
                                                          --------     --------
          Total liabilities and shareholders' equity      $ 72,592     $ 62,458
                                                          ========     ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                            INTEGRATED SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                 Three Months Ended     Nine Months Ended
                                                     November 30,            November 30,
                                               --------------------   -------------------
                                                   1995        1994       1995       1994
                                               --------    --------   --------   --------
Revenue:
    Product licenses                           $ 12,542    $  8,789   $ 34,740   $ 22,915
    Maintenance and renewals                      2,717       2,352      7,640      6,965
    Engineering services                          3,167       2,423      8,268      6,386
                                               --------    --------   --------   --------
        Total revenue                            18,426      13,564     50,648     36,266
                                               --------    --------   --------   --------
Costs and expenses:
    Cost of product licenses revenue              2,025       1,303      5,577      3,575
    Cost of maintenance and renewals revenue         58          66        296        480
    Cost of engineering services revenue          2,063       1,483      6,105      4,175
    Marketing and sales                           6,479       5,366     18,478     14,332
    Research and development                      2,807       2,202      8,229      5,874
    General and administrative                    1,427         896      4,178      2,678
    Amortization of intangible assets                77         181        449      1,123
    Merger related expenses                       3,601          --      3,601         --
                                               --------    --------   --------   --------
        Total costs and expenses                 18,537      11,497     46,913     32,237
                                               --------    --------   --------   --------
            Income (loss) from operations          (111)      2,067      3,735      4,029

Interest and other income                           518         445      1,727      1,302
                                               --------    --------   --------   --------
            Income before income taxes              407       2,512      5,462      5,331

Provision for income taxes                          130         804      1,748      1,706
                                               --------    --------   --------   --------
            Net income                         $    277    $  1,708   $  3,714   $  3,625
                                               ========    ========   ========   ========

Earnings per share                             $   0.03    $   0.18   $   0.35   $   0.38
                                               ========    ========   ========   ========

Shares used in per share calculations            10,647       9,657     10,494      9,492
                                               ========    ========   ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Nine Months Ended
                                                                 November 30,
                                                           ---------------------
                                                               1995        1994
                                                           --------    --------
Cash flows from operating activities:
    Net income                                             $  3,714    $  3,625
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                         2,260       2,667
        Write-down of intangible assets                       3,083        --
        Changes in assets and liabilities:
               Accounts receivable                           (2,944)     (1,566)
               Other current assets                             424        (333)
               Accounts payable, accrued payroll and
                    other accrued liabilities                   889        (166)
               Income taxes payable                             900         208
               Deferred revenue                               1,399        (337)
               Other assets and liabilities                     168        (139)
                                                           --------    --------
        Net cash provided by operating activities             9,893       3,959
                                                           --------    --------
Cash flows from investing activities:
     Purchases of marketable securities, net                 (6,261)       (339)
     Additions to property and equipment, net                (2,080)     (1,577)
     Capitalized software development costs                    (285)       (467)
     Net cash paid in acquisitions                             --        (1,750)
     Other investments                                         (500)       (200)
                                                           --------    --------
        Net cash used in investing activities                (9,126)     (4,333)
                                                           --------    --------
Cash flows from financing activities:
    Proceeds from exercise of common stock options and
        purchases under the employee stock purchase plan      2,251       1,467
    Repurchase of common stock                                 --        (1,094)
                                                           --------    --------
        Net cash provided by financing activities             2,251         373
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents          3,018          (1)
Cash and cash equivalents at beginning of period              7,144       8,021
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 10,162    $  8,020
                                                           ========    ========
Supplemental disclosure of noncash investing and
 financing activities:
    Unrealized gain (loss) on marketable securities        $    750    $   (812)


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                    November 30, 1995 and 1994 is unaudited)

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

2.       Software Development Costs

The Company incurs certain costs to develop computer software to be licensed or otherwise marketed to customers. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $285,000 in the first nine months of fiscal 1996 compared to $467,000 in the same period of the previous year. Such costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for the three and nine months ended November 30, 1995 was $229,000 and $690,000, respectively, compared to $200,000 and $393,000, respectively, for the same periods of the previous year.

3.       Earnings Per Share

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

The following table sets forth the calculation of earnings per share for purposes of this report:

                                                                Three Months Ended   Nine Months Ended
                                                                     November 30,        November 30,
                                                                 -----------------   -----------------
(in thousands, except per share data)                               1995      1994      1995      1994
                                                                 -------   -------   -------   -------
                                                                      (unaudited)        (unaudited)
Primary:
     Net income                                                  $   277   $ 1,708   $ 3,714   $ 3,625
                                                                 =======   =======   =======   =======
     Number of shares:
          Weighted average number of common shares outstanding    10,178     9,309    10,045     9,201
          Dilutive effect of stock options, net                      469       348       449       291
                                                                 -------   -------   -------   -------
                                                                  10,647     9,657    10,494     9,492
                                                                 =======   =======   =======   =======
Earnings per share                                               $  0.03   $  0.18   $  0.35   $  0.38
                                                                 =======   =======   =======   =======

Fully diluted:
     Net income                                                  $   277   $ 1,708   $ 3,714   $ 3,625
                                                                 =======   =======   =======   =======
     Number of shares:
          Weighted average number of common shares outstanding    10,178     9,309    10,045     9,201
          Dilutive effect of stock options, net                      487       390       466       330
                                                                 -------   -------   -------   -------
                                                                  10,665     9,699    10,511     9,531
                                                                 =======   =======   =======   =======
Earnings per share                                               $  0.03   $  0.18   $  0.35   $  0.38
                                                                 =======   =======   =======   =======

4.       Business Combination

         On October 31, 1995, the Company acquired TakeFive Software GmbH, an Austrian corporation ("TakeFive"), in a share exchange reorganization, by issuing 435,990 shares of Common Stock in exchange for 97% of the shares of TakeFive. The business combination was accounted for as a pooling of interests and the results of operations for the nine months ended November 30, 1995 have been restated to include those of TakeFive for the period. Revenues and net income for TakeFive for the nine months ended November 30, 1995 were $3.2 million and $0.6 million, respectively. The prior year's results have not been restated as those of TakeFive were insignificant. Prior to the business combination, TakeFive was in the business of developing, marketing and supporting software tools used in software development. The Company intends to continue the business of TakeFive and operate TakeFive as an independent subsidiary. In connection with the business combination, $3.6 million of merger related costs and expenses were charged to operations in the third quarter of fiscal 1996. The merger costs and expenses include approximately $0.5 million of direct transaction costs and a $3.1 million write-down of previously capitalized intangible assets related to a prior acquisition whose product offering will be replaced by the use of TakeFive products.

5.       Subsequent Events

         Following the end of the third quarter, the Company announced that it has signed a definitive agreement to acquire privately-held Doctor Design, Inc. ("DDI"), a California corporation. DDI is a developer of multimedia hardware, software and application specific integrated circuit technology. In connection with this transaction, the Company will issue common stock in exchange for DDI stock. Although the number of shares has not yet been determined, the total value of the transaction is estimated to be approximately $17.5 million. The acquisition is expected to close by the end of January 1996 and will be accounted for as a pooling of interests.

         Following the end of the third quarter, the Company acquired certain technology and related assets to enhance pSOSystem product offerings for approximately $3.2 million plus additional cash payments contingent upon the achievement of certain sales levels of the acquired products over the next three years. The Company expects that the results for the fourth quarter and the full fiscal year ending February 29, 1996, will include a charge for the write-off of in-process research and development associated with this acquisition. The amount of the charge has not yet been determined.

6.       Statement of Financial Accounting Standards No. 123

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in October 1995. This accounting standard permits the use of either a fair value based method or the current Accounting Principals Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") when accounting for stock-based compensation arrangements. Companies that do not follow the new fair value based method will be required to disclose pro forma net income and earnings per share computed as if the fair value based method had been applied. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Management has not determined if it will adopt the fair value based method of accounting for stock-based compensation arrangements nor the impact of SFAS No. 123 on the Company's Consolidated Financial Statements.

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

Results of Operations

The following tables set forth for the periods indicated the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from the comparative prior period in each line item:

                                          Percentage of       Period-to-Period
                                          Total Revenue       Percentage Change
                                        ------------------ ---------------------
                                        Three Months Ended   Three Months Ended
                                            November 30,         November 30,
                                             1995  1994    1995 compared to 1994
                                           ------  ----    ---------------------
Revenue:
   Product licenses                           68%    65%           43%
   Maintenance and renewals                   15     17            16
   Engineering services                       17     18            31
                                            -----  -----
        Total revenue                        100    100            36
                                            -----  -----

Costs and expenses:
   Cost of product licenses revenue           11     10            55
   Cost of maintenance and renewals revenue   --     --           (12)
   Cost of engineering services revenue       11     11            39
   Marketing and sales                        35     40            21
   Research and development                   15     16            27
   General and administrative                  8      7            59
   Amortization of intangible assets           1      1           (57)
   Merger related expenses                    20     --            N/M
                                           ------  ----
        Total costs and expenses             101     85            61
                                           ------  ----

             Income (loss) from operations    (1)    15          (105)
Interest and other income                      3      4            16
                                           ------  ----
             Income before income taxes        2     19           (84)
Provision for income taxes                     1      6           (84)
                                           ------  ----
             Net income                        1%    13%          (84)%
                                           ------  ----

                                          Percentage of       Period-to-Period
                                          Total Revenue       Percentage Change
                                        ------------------ ---------------------
                                         Nine Months Ended   Nine Months Ended
                                            November 30,         November 30,
                                             1995  1994    1995 compared to 1994
                                           ------  ----    ---------------------
Revenue:
   Product licenses                           69%    63%           52%
   Maintenance and renewals                   15     19            10
   Engineering services                       16     18            29
                                           ------  ----
        Total revenue                        100    100            40
                                           ------  ----

Costs and expenses:
   Cost of product licenses revenue           11     10            56
   Cost of maintenance and renewals revenue    1      1           (38)
   Cost of engineering services revenue       12     12            46
   Marketing and sales                        37     40            29
   Research and development                   16     16            40
   General and administrative                  8      7            56
   Amortization of intangible assets           1      3           (60)
   Merger related expenses                     7     --           N/M
                                           ------  ----
        Total costs and expenses              93     89            46
                                           ------  ----

             Income from operations            7     11            (7)
Interest and other income                      4      4            33
                                           ------  ----
             Income before income taxes       11     15             2
Provision for income taxes                     4      5             2
                                           ------  ----
             Net income                        7%    10%            2%
                                           ------  ----


N/M = not meaningful

Revenue

The Company's revenue is derived from the licensing of its products, related maintenance and license renewals, and engineering services. Total revenue in the third quarter of fiscal 1996 of $18,426,000 increased 36% compared to the third quarter of fiscal 1995, while total revenue for the first nine months of fiscal 1996 of $50,648,000 increased 40% compared to the first nine months of fiscal 1995. These increases were due to growth in all revenue categories. Product licenses revenue increased by 43% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 and 52% for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, due to growth in both the real-time product line and the MATRIXx product line. Real-time product licenses revenue for the three and nine months ended November 30, 1995 includes revenues of TakeFive Software GmbH. The Company acquired TakeFive Software GmbH on October 31, 1995. The business combination has been accounted for as a pooling of interests and, accordingly, the results of operations for the three and nine months ended November 30, 1995 include those of TakeFive Software GmbH. The prior year comparative results have not been restated as those of TakeFive Software GmbH were insignificant. Total maintenance and renewals revenue increased by 16% over the prior year's third quarter and by 10% over the prior year's first nine months due to increased customer base. Engineering services revenue over these periods increased by 31% and 29%, respectively, due to increases in the number and size of contracts.

The Company's real-time product licenses, maintenance and renewals revenue increased 44% in the third quarter of fiscal 1996 compared to the same quarter of the prior fiscal year and by 63% in the first nine months of fiscal 1996 compared to the same period of the prior fiscal year. Contributing to revenue growth of the real-time product family was the introduction of new products and sales related to TakeFive Software GmbH, which the Company acquired in the third quarter of fiscal 1996. MATRIXx product licenses, maintenance and renewals revenue increased 25% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 and 14% in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, due mostly to the introduction of new products.

Domestic product licenses, maintenance and renewals revenue increased by 40% between the comparative quarterly periods and 29% between the comparative nine-month periods, while international product licenses, maintenance and renewals revenue increased by 33% and 66%, respectively. The percentage of the Company's total revenue from customers located internationally was 33% in the third quarter of fiscal 1996 and 35% in the first nine months of fiscal 1996, compared to 34% in the third quarter of fiscal 1995 and 29% in the first nine months of fiscal 1995.


Costs and Expenses

The Company's cost of product licenses revenue as a percentage of total revenue increased to 11% in both the three and nine-month periods of fiscal 1996 compared to 10% in the comparative periods of fiscal 1995. This increase was due in part to an increase in the amortization of capitalized research and development expenditures with releases of new products and an increase in royalty and other third party software costs. The cost of maintenance and renewals revenue as a percentage of total revenue was not significant in the third quarter and first nine months of fiscal 1996 and fiscal 1995. The cost of engineering services revenue as a percentage of engineering services revenue increased in both the three and nine-month periods due primarily to changes in contract mix.

Marketing and sales expenses increased 21% and 29% between the comparative three and nine-month periods, respectively, primarily as a result of the Company's continuing efforts to strengthen its sales, support and service organization, both domestically and overseas, as well as an increase in volume-related sales expenses. Marketing and sales expenses decreased from 40% to 35% of total revenue and from 40% to 37% of total revenue for the three and nine-month comparative period, respectively. Sales and marketing expenses as a percentage of revenue are expected to be higher for the whole of fiscal 1996 as the Company continues to build its sales and marketing infrastructure, particularly in Japan and the rest of Asia.

Research and development expenses increased by 27% and 40%, respectively, between the quarterly and nine-month comparative periods. These increases were primarily the result of increased activity associated with bringing several significant products to market, including increased personnel and consulting expenses. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $50,000 in the third quarter of fiscal 1996 compared to $75,000 in the third quarter of fiscal 1995 and $285,000 in the first nine months of fiscal 1996 compared to $467,000 in the first nine months of fiscal 1995. The amount capitalized represents approximately 2% of total research and development expenditures for the third quarter of fiscal 1996 compared to 3% for the third quarter of fiscal 1995, and 3% for the first nine months of fiscal 1996 compared to 7% for the first nine months of fiscal 1995. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for the three months ended November 30, 1995 was $229,000 compared to $200,000 for the three months ended November 30, 1994, and $690,000 for the nine months ended November 30, 1995 compared to $393,000 for the nine months ended November 30, 1994.

General and administrative expenses increased 59% between the three-month comparative periods and 56% between the nine-month comparative periods due mostly to increased headcount. General and administrative expenses increased slightly as a percentage of total revenue.

Amortization of intangible assets in the third quarter of fiscal 1996 and for the nine months ended November 30, 1995 has decreased from the prior year quarter and comparative nine-month period as certain assets and deferred compensation related to the acquisition of Software Components Group, Inc. in the second quarter of fiscal 1992 became fully amortized in fiscal 1995.

In conjunction with the merger with TakeFive Software GmbH, the Company incurred merger related expenses of $3.6 million consisting of approximately $0.5 million of direct transaction costs and a $3.1 million write-down of previously capitalized intangible assets related to a prior acquisition whose product offering will be replaced by the use of TakeFive products.

Other

The Company's interest and other income increased by $73,000 between the three-month comparative periods and $425,000 between the nine-month comparative periods due primarily to an increase in cash and marketable securities.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in October 1995. This accounting standard permits the use of either a fair value based method or the current Accounting Principals Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") when accounting for stock-based compensation arrangements. Companies that do not follow the new fair value based method will be required to disclose pro forma net income and earnings per share computed as if the fair value based method had been applied. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Management has not determined if it will adopt the fair value based method of accounting for stock-based compensation arrangements nor the impact of SFAS No. 123 on the Company's Consolidated Financial Statements.

Risk Factors That May Affect Future Results of Operations

The Company believes that in the future, its results of operations could be impacted by factors such as delays in shipment of the Company's new products and major new versions of existing products, declining product prices and margins, market acceptance of new products and upgrades, growth in the marketplace in which it operates, competitive product offerings and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's performance may also be adversely affected by the ability of its suppliers to provide competitive products. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will play a key role in future growth. The impact of any of these factors is difficult to predict or forecast.

The Company's recent acquisitions have not been fully integrated into the Company. Delays or problems in this integration could significantly impact the Company's quarterly or annual results. Furthermore, newly discovered problems with these acquisitions could affect Company performance.

During the quarter, one of the Company's major competitors announced that it intends to be acquired by a company with significantly more resources. The Company expects that this acquisition will make the embedded software market more competitive.

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

Liquidity and Capital Resources

The Company funds its operations principally through cash flows from operations. As of November 30, 1995, the Company had $45,944,000 of cash, cash equivalents and marketable securities. This represents an increase of $10,029,000 from February 28, 1995. During fiscal 1995, the Company announced that the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of common stock for cash, from time-to-time at market prices, pursuant to a repurchase program announced in September 1992. In fiscal 1995, under this program, the Company repurchased 125,000 shares of common stock for $1,094,000. The Company believes that cash flows from operations, together with existing cash balances and available borrowings, will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future.

Net cash provided by operating activities during the nine months ended November 30, 1995 totaled $9,893,000 compared to $3,959,000 in the nine months ended November 30, 1994. The increase in net cash provided by operating activities was primarily due to increased net income and the write-down of intangible assets. Net cash used in investing activities totaled $9,126,000 in the first nine months of fiscal 1996 compared to $4,333,000 in the first nine months of fiscal 1995. The increase in net cash used in investing activities was due primarily to net purchases of marketable securities. Net cash provided by financing activities during the nine months ended November 30, 1995 totaled $2,251,000 compared to $373,000 for the nine months ended November 30, 1994. The increase was due to increased proceeds from the exercise of common stock options and purchases under the Employee Stock Purchase Plan and due to use of funds in fiscal 1995 resulting from the repurchase of common stock for $1,094,000. The Company expects that it will be able to sustain its level of expenditures on property and equipment and fund operational needs for the next twelve months and the foreseeable future, from cash flow from operations.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits.

              The following exhibit is filed herewith:

              Exhibit                                                    Page
              Number       Title                                        Number
              ------       -----                                        ------

               27.00       Financial Data Schedule                         15

     (b) Reports on Form 8-K. A Form 8-K was filed by the Registrant on November
                              15, 1995 in conjunction with the acquisition of TakeFive Software GmbH.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   January 11, 1996                  INTEGRATED SYSTEMS, INC.
                                           (Registrant)





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