Form 10-K405
period 1996-02-28
INTEGRATED SYSTEMS INC
filed 1996-04-12
CIK 775163

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED
   FEBRUARY 28, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-18268

                            INTEGRATED SYSTEMS, INC.

                  CALIFORNIA                                    94-2658153
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                                3260 JAY STREET
                       SANTA CLARA, CALIFORNIA 95054-3309
                                 (408) 980-1500
   (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES

            AND REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of February 28, 1996, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $320,684,760. The aggregate market value was computed by reference to the closing price of the common stock on the Nasdaq National Market on February 28, 1996.

     As of February 28, 1996, there were 21,205,650 shares of Registrant's common stock outstanding, as adjusted to reflect the two-for-one split of the Registrant's Common Stock on April 5, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 17, 1996 are incorporated by reference in Part
III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            INTEGRATED SYSTEMS, INC.

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE NO.
                                                                                        --------
Item 1.     Business..................................................................      1
Item 2.     Properties................................................................     17
Item 3.     Legal Proceedings.........................................................     17
Item 4.     Submission of Matters to a Vote of Security Holders.......................     17
Item 4a.    Executive Officers of the Registrant......................................     17
                                            PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder              20
              Matters.................................................................
Item 6.     Selected Financial Data...................................................     20
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of     22
              Operations..............................................................
Item 8.     Financial Statements and Supplementary Data...............................     28
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial      28
              Disclosures.............................................................
                                            PART III
Item 10.    Directors and Executive Officers of the Registrant........................     29
Item 11.    Executive Compensation....................................................     29
Item 12.    Security Ownership of Certain Beneficial Owners and Management............     29
Item 13.    Certain Relationships and Related Transactions............................     29
                                            PART IV
Item 14.    Exhibits, Financial Statements, Schedule, and Reports on Form 8-K.........     30
Signatures............................................................................     50
Index to Exhibits.....................................................................     51

                                     PART I

ITEM 1. BUSINESS.

     Integrated Systems designs, develops, markets and supports software products for embedded microprocessor-based applications and also provides related engineering services. Embedded microprocessors are used to add functionality and intelligence to a variety of products and to operate as an integral part of these products, generally without any direct human intervention. The Company offers software that consists of a real-time operating system and a series of modules and design tools that aid the development of embedded applications. The Company's products are designed to enable users to accelerate the design, development, debugging, implementation and maintenance of embedded software. The Company's products and services reduce the expense associated with embedded software and system development and enable customers to develop systems that have greater functionality, enhanced performance, improved reliability and ease of use. Integrated Systems markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications and data communications, automotive, multimedia and consumer and office and industrial automation. Recently, the Company has introduced embedded operating software and design tools for Internet applications.

INDUSTRY BACKGROUND

     Embedded systems consist of a microprocessor and related software dedicated to a specialized task or set of tasks and are found in many common products such as telephones, automobiles, VCRs and facsimile machines. Many of these products require real-time embedded systems that provide an immediate, predictable response to unpredictable sequences of external events under severe deadlines. For example, the embedded system that controls the engine in an automobile must set airflow, fuel quantity, spark advance and other engine parameters for each cycle within milliseconds based on engine speed, engine temperature, atmospheric conditions and accelerator position in order to optimize fuel efficiency, emissions control and responsiveness.

     As more powerful microprocessors have become available and decreased in price, the use of embedded systems are being used in or with a wider range of applications. Today, embedded systems are found in telecommunications and data communications products such as routers, access devices and switches; automotive products such as engine controllers and anti-lock braking systems; multimedia and consumer products such as digital video broadcast and security systems; and office and industrial automation products such as printers, copiers and point-of-sale terminals. Emerging embedded Internet applications for interactive entertainment, network computers, remote maintenance and other areas may offer significant new opportunities for embedded systems.

     The development of applications software for embedded systems requires software development tools and a real-time operating system. Real-time operating systems and software development tools, including compilers, debuggers and simulators, are used by developers to create applications software that enables the embedded system to perform its required functions. Embedded systems are increasingly based upon 32-bit microprocessors, which run significantly larger and more sophisticated application software than embedded systems based upon less powerful microprocessors. In addition, the cost of some 32-bit microprocessors has decreased substantially to below $10, thereby opening new markets for high-volume embedded applications that can now be cost justified. As a result, 32-bit microprocessors represent the fastest growing segment of the embedded microprocessor industry. The complexity and size of these new software applications and the proliferation of multiple types of microprocessors require a more substantial engineering effort, necessitating more sophisticated development tools and real-time operating systems.

     Developers of embedded systems are increasingly replacing internally developed real-time operating systems with commercially available products as organizations find in-house development and maintenance costly and a diversion of core engineering resources. Also, developers of embedded systems often find that in-house real-time operating systems developed for a single project are not easily ported to other microprocessors or scalable for different applications within the organization, which increases development time and cost. As a result, organizations are seeking to improve engineering productivity by standardizing on third-party software in order to eliminate software incompatibilities and reduce training and support costs. With productivity becoming a more strategic issue, selection of tools and real-time operating system technology is increasingly being evaluated by senior managers for division or company-wide deployment. The Company believes that more organizations will need to replace in-house tools with commercial products and to standardize on integrated enterprise-wide solutions that are highly reliable, easily customizable and scalable so that they can be used for simple as well as complex applications.

INTEGRATED SYSTEMS' SOLUTION

     Integrated Systems provides comprehensive solutions for the development of highly reliable and sophisticated embedded microprocessor-based applications. The Company offers operating software that consists of a real-time system, the pSOSystem, and a series of modules and design tools. The Company's products are designed to enable users to accelerate the design, development, debugging, implementation and maintenance of embedded software and to develop systems that have greater functionality, enhanced performance, improved reliability and ease of use. The Company also offers a range of consulting services, including product and system design, training in the use of the Company's products and development of specialized application code or drivers for incorporation into customers' applications. These services have allowed the Company to offer customers complete designs based on the Company's products and have allowed more rapid use of the Company's technology in customers' product designs. The Company's solution is used in embedded applications in a broad range of industries, including telecommunications and data communications, automotive, multimedia and consumer and office and industrial automation. Recently, the Company has introduced embedded operating software and design tools for Internet applications. The solution offered by Integrated Systems provides the following features and benefits:

     High Reliability. The Company's pSOS+ operating system is highly reliable, making it suitable for deeply embedded applications where human intervention to remedy software operating problems is not feasible. High reliability reduces maintenance costs and allows the Company's customers to develop sophisticated mass market products based on Integrated Systems' solution.

     Suitability For High Volume Applications. The Company offers a full-featured high performance operating system with memory requirements as low as 16 Kbytes. In addition, the Company's operating system is very efficient, enabling the Company's customers to minimize hardware costs while increasing the functionality of their application designs. The Company's solutions are suitable for low-cost, high-volume applications because of their low memory and other hardware requirements and for hand-held applications in which less complex hardware conserves battery power.

     Customability and Scalability. The Company's product architecture is modular, scalable and readily customizable. As a result, the Company's solution is used in a broad range of industries for a wide array of applications. In addition, these product features enable the Company to enter new and emerging markets rapidly. The Company endeavors to be first to market with support for new applications and microprocessors.

     Cross-Development Capabilities. To accelerate the application development process, Integrated Systems offers a set of tools specifically designed for embedded software development that fully supports object-oriented methodologies. The Company's solution provides an integrated development environment ("IDE") to which individual development tools can be connected. The Company's IDE includes SNiFF+, which is an advanced, object-oriented environment for the development of sophisticated applications. The Company offers comprehensive cross-development capabilities that allow its development tools to operate on a personal computer or workstation, while the embedded software runs on an embedded processor. The Company offers MATRIXx, a high-level set of tools for modeling, simulation and code generation from a graphical description of real-time control software functionality.

     Application-Specific Modules. The Company offers various application specific modules that run on top of the Company's operating system and that allow the operating software to be more easily targeted to specific applications without degrading performance of the operating system.

BUSINESS STRATEGY

     The Company's objective is to maintain its leadership position in the telecommunications and data communications, automotive, multimedia and consumer and office and industrial automation markets, and leverage its experience in embedded applications to enter new markets, such as embedded Internet applications, in which the Company believes it can establish a leadership position. To achieve these objectives, the Company is pursuing the following business strategy:

     Maintain Technology Leadership. The Company's extensive expertise in embedded software development tools and real-time operating systems has enabled it to be a technology leader in the embedded software development market. The Company seeks to capitalize on this existing technology base to accelerate the development of new products that leverage the features of its existing product line. The Company intends to maintain its technological leadership through rapid response to emerging opportunities and customer requirements by continuing to make significant investments in research and development and continuing to enhance the architecture of its development tools and operating software.

     Offer Comprehensive Solutions. The Company's products and services offer a comprehensive solution to users of embedded microprocessors. This approach simplifies customers' purchasing decisions, eliminates the need for customers to integrate products from multiple sources, improves customer support, accelerates the integration of the Company's technology into customers' products and allows the Company's products to be used effectively by less experienced engineers. The Company expects to continue to expand and refine its solution through internal development activities and strategic acquisitions.

     Maintain Market Focus. While the Company's products and services are suitable for a wide variety of applications and are sold to a broad range of customers, the Company has focused its development and marketing efforts on the telecommunications and data communications, automotive, multimedia and consumer and office and industrial automation markets. The Company has developed a complete suite of products to address these markets in order to achieve deeper penetration, as well as to provide products that reduce the time and expense associated with system development. The Company seeks to participate in the rapid growth of low-cost, high-volume applications for embedded systems through run-time license arrangements with its customers based on the number of products sold that incorporate the Company's products.

     Address Emerging Market Opportunities. From time to time, the Company evaluates strategic opportunities and applies its technology to develop products for new markets more quickly. The Company recently introduced design tools and operating software products for the embedded Internet market based in part on technology obtained through recent acquisitions. The Company believes its products and services are suitable for emerging markets because its products are scalable, reliable and rapidly reconfigurable.

     Focus on Large Accounts. Integrated Systems markets its software products and engineering services to large customers to encourage them to use the Company's products in multiple designs. This strategy has made it possible for certain large customers to standardize on the Company's products. In addition, it allows the Company to learn from large customers about future requirements that the Company may incorporate into its products and services.

     Portability and Support for Widely-Used Embedded Microprocessors and Host Platforms. The Company has expended significant resources to make its products available on a broad range of host platforms and 32-bit embedded microprocessors. This has allowed the Company to sell into a broad range of markets. Because large companies use a range of host platforms and microprocessors, it also makes it possible for large customers to standardize on Integrated Systems' solution.

PRODUCTS AND SERVICES

     The Company offers three major families of products to support the embedded software development market: real-time or embedded operating software, software development tools and graphical design products.

     Embedded Operating Software. Integrated Systems' embedded operating software consists of the pSOS+ operating system and special purpose modules that run on the pSOS+ operating system. The combination of real-time operating software and development tools is marketed and licensed as pSOSystem. pSOS+ is a priority-based, interrupt-oriented, multitasking operating system that is small in size (requiring as little as 16 Kbytes of storage) and highly reliable and efficient. Based on a scalable software component architecture, pSOS+ represents a complete solution for advanced 32-bit embedded applications development and run-time. The Company also offers a multiprocessing version, called pSOS+m, that operates on tightly coupled or loosely coupled microprocessors. pSOS+ operating system is currently available for the Motorola 68xxx, Intel x86 and i960, Power PC, MIPS and Hitachi SH product families.

     The special purpose modules that run on the pSOS+ operating system are used to support development of pSOS+ application software, to debug embedded code and to provide file support for embedded applications. The Company also offers X11 graphical user interface modules for embedded applications. In addition, the Company offers a number of modules that address networking, telecommunications and data communications, automotive, multimedia and consumer and embedded Internet applications. These modules provide complete implementation of certain aspects of the applications at which they are focused, which improves customers' time to market and reliability. For example, the TCP/IP module offered by the Company provides a complete implementation of the TCP/IP communication protocol.

     Software Development Tools. The Company offers a broad line of tools to support the development of embedded software applications. The Company's development tools consist of an integrated development environment ("IDE"), which provides sophisticated cross development frameworks, and individual tools that are connected to these frameworks. The Company's IDE includes SNiFF+, which is an advanced, object-oriented environment for the development of sophisticated applications including the development of complex object-oriented desktop and client-server applications. Individual tools offered by the Company include C and C++ cross-compilers, source level debuggers, browsers, pSOS+ simulators and profilers. The Company also offers a visual debugging and analysis tool called ESp that graphically displays component configurations, memory stack usage and errors, static and dynamic views of all kernel objects, user specified events and CPU use graphs. The Company also offers IDE products and individual tools that are licensed from third parties or that include technology licensed from third parties. The Company's tools operate on Windows-based personal computers and workstations manufactured by Sun Microsystems, Hewlett-Packard and IBM.

     Graphical Design Products. The Company's graphical design product line, called MATRIXx, includes control system engineering tools for analysis, design, simulation and prototyping. Products and modules in the MATRIXx family include the following:

          --Xmath is a mathematically-based engineering analysis tool that provides analysis capabilities, plot generation facilities and specialized function libraries for control design, robust control, optimization, digital signal processing, system identification and model reduction applications.

          --SystemBuild is a system modeling and simulation tool used to create interactive, dynamic system models that include plant dynamics and real-time software logic. SystemBuild includes a block diagram editor, tools to create animated system simulations and state transition diagrams. In addition, customers can order special purpose libraries for a variety of needs, including fuzzy logic systems. The architecture of SystemBuild allows the creation of application-specific libraries.

          --AutoCode automatically generates programming code from SystemBuild diagrams in the C or Ada languages. This accelerates application development by relieving engineers of line-by-line programming and sharply reducing programming errors committed as projects move from design analysis to programming phrases.

          --DocumentIt software further accelerates the design process by automatically incorporating information about a design into a documentation format.

          --RealSim Series prototyping tools complete the family by providing the software and real-time computing hardware to verify an application in its intended environment. C or Ada code generated in the AutoCode environment automatically loads and runs on RealSim Series hardware.

     Embedded Internet Products. In January 1996, the Company announced the availability of pSOSystem modules directed at embedded Internet applications. The first two modules offered by the Company in its Embedded Internet family are Java support for pSOSystem, which allows developers to build Internet applications on pSOSystem, and an HTTP server based on pSOS+, which allows the Company's operating software to be used for embedded Internet servers. For example, one of the Company's customers has recently demonstrated a network management capability for global networks based on the Company's product providing Java support for pSOSystem. The Company has also recently introduced a SNiFF+ design environment for Java that enables the development of both embedded and desktop Java-based Internet applications. The Company expects to announce additional Embedded Internet products during 1996.

     Engineering Services. In addition to the products described above, the Company offers engineering services to its customers. The Company's engineering services group helps customers design and implement specific solutions typically using tools provided by the Company. The Company provides engineering services to develop close relationships with key customers, to accelerate acceptance of advanced tools in the industry, to demonstrate the effectiveness of the products, to learn more about specific systems and customer's development needs and to work with the Company's product development group to incorporate appropriate features into new versions of products or into new modules or libraries. Engineering services projects can last from a few weeks to several years and are generally performed on a time and materials basis.

SALES AND SUPPORT

     The Company markets its products primarily through a direct sales force augmented by a telemarketing organization, distributors and sales representatives. The Company believes that use of a direct sales force allows the Company to influence customer purchasing decisions, to provide superior support to its customers and to understand better evolving customer needs. The Company has significantly expanded the number of markets where it uses a direct sales force and expects to continue to do so in the future.

     The Company's direct sales organization in North America operates through 14 United States sales offices and a recently-opened subsidiary in Canada. Direct sales managers are typically supported by field application engineers that are experts in the Company's technology and products. In addition, a small telemarketing organization focuses on selling maintenance and renewal contracts, licensing lower-priced products and licensing to universities.

     Sales internationally are supported by a direct sales force that operates from subsidiaries based in France, Germany, Italy, Sweden, the United Kingdom, Israel and Japan. In addition, the Company has sales and support offices in Korea and India. The sales and support personnel in these subsidiaries and offices are complemented by distributors and sales representatives that address certain geographical areas, market segments or product families. Sales representatives market and support the Company's products in Australia, China, India, Korea, Taiwan and several other countries in Asia, while distributors cover the rest of the world. The Company initiated direct selling operations in Japan and Italy, replacing its existing third party distributor arrangements, and implemented certain substantial changes to its direct sales operations in Germany and France in the first quarter of fiscal 1997. These transitions may result in a decline in the Company's sales in those countries during such transition.

     The Company's software development products are typically licensed on a per-user basis. The Company's real-time operating systems and run-time packages are also generally licensed for development on a per-user basis. Run-time license fees are typically charged on a per-unit basis when the customer's application is deployed. List prices for the Company's software development tools and real-time operating systems development licenses generally range from less than $4,000 to over $100,000, with a typical development license averaging between $25,000 and $50,000.

     Approximately 30%, 28% and 34% of the Company's total revenue was derived from sales outside of North America in fiscal 1994, 1995 and 1996, respectively. See Note 10 of Notes to Consolidated Financial Statements. The Company has made significant investments in developing its distribution and support channels outside North America to increase the percentage of revenue derived from international sales. There can be no assurance that changes from distribution sales to direct sales or these additional investments will lead to increased revenue. See "--Risk Factors--Risks Associated with International Operations."

CUSTOMERS AND APPLICATIONS

     The Company markets its products to customers in a variety of industries, with principal focus on telecommunications and data communications, automotive, multimedia and consumer and office and industrial automation. Recently, the Company has introduced embedded operating software and design tools for Internet applications. No single customer accounted for more than 10% of the Company's total revenue in fiscal 1995 or fiscal 1996.

     The Company's customers include the following:

- ------------------------------------------------------------------------------------
 CUSTOMERS                                      SELECTED APPLICATIONS
- ------------------------------------------------------------------------------------
 TELECOMMUNICATIONS AND DATA COMMUNICATIONS:
  Alcatel                                       Telephone switching equipment
  AT&T                                          Central office switching equipment
  Cascade Communications                        Frame relay switch
  DSC Communications                            Interoffice switching equipment
  Fujitsu                                       SONET switch
  Motorola Corporation                          Satellite communications system
  Northern Telecom                              PBXs
  Samsung                                       Transmission equipment
- ------------------------------------------------------------------------------------
 AUTOMOTIVE:
  Bosch                                         Automotive components
  Daimler-Benz                                  Automotive electronics
  Ford Motor Corporation                        Chassis control
  General Motors                                Powertrain controllers
  Honda                                         Engine controllers
  Nissan                                        Automotive electronics
  Toyota                                        Traction control
- ------------------------------------------------------------------------------------
 MULTIMEDIA AND CONSUMER:
  Hewlett-Packard                               Set-top box development
  Philips N.V.                                  HDTV and consumer appliances
  Sega Corporation                              Karaoke system
  Sony Corporation                              Digital broadcast satellite system
- ------------------------------------------------------------------------------------
 OFFICE AND INDUSTRIAL AUTOMATION:
  Eastman Kodak Company                         Copiers
  Sharp Corporation                             Multifunction devices
  Xerox Corporation                             Copiers and printers
- ------------------------------------------------------------------------------------
 EMBEDDED INTERNET:
  UB Networks                                   Network management
  Xionics                                       Printer maintenance and
                                                management
- ------------------------------------------------------------------------------------
 MISCELLANEOUS:
  Gilbarco                                      Automated gas pumps
  G-TECH                                        Electronic lottery machines
- ------------------------------------------------------------------------------------

PRODUCT DEVELOPMENT

     The Company's product development activities specifically address the needs of the market segments upon which the Company focuses, offer customers open cross-development capability and enhance the capabilities of current products and modules to address user requirements. In addition, the Company seeks to port the pSOSystem to additional microprocessors, make the pSOSystem suitable for additional high-volume applications, add new products and modules to the Company's product lines, create interfaces between the Company's products and other key computer-aided design and software development tools and provide the end user greater flexibility to integrate automatically-generated code with manually-written code, thereby allowing the end user to accelerate application development.

     The Company attempts to release upgrades and to introduce new products or modules on a regular basis. In connection with each release, the Company works closely with its customers to define improvements and enhancements that are incorporated into the next release of the product. This approach includes customer feedback in the Company's product design process, as well as in the evaluation stage, thereby permitting customers to influence functionality early in the product's life-cycle. The Company believes that its engineering services group provides the Company with a competitive advantage for product development by defining needs for new products, guiding future enhancements and testing new implementations. In addition, this group contracts with customers to research new methodologies that can serve as prototypes for new features, products or modules. As of February 28, 1996, the Company employed 127 engineers in the product development group and 62 in the engineering services group. The Company's engineers include experts in software engineering, software development tools, multimedia, telecommunications, real-time controls and operating systems technology.

     For fiscal 1994, 1995 and 1996, the Company's research and development expenses were approximately $5.9 million, $8.3 million and $11.4 million or 13%, 14% and 13% of its total revenue, respectively. The Company capitalizes certain costs of developing computer software to be licensed or otherwise marketed to customers in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). The Company capitalized approximately $1.1 million, $492,000 and $335,000 of research and development expenses related to the development of software products in fiscal 1994, 1995 and 1996, respectively. The amounts capitalized represented approximately 16%, 6% and 3%, respectively, of total research and development expenses for fiscal 1994, 1995 and 1996. Such capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization of capitalized cost for fiscal 1994, 1995 and 1996 was $160,000, $607,000 and $921,000, respectively.
The amount of research and development expenses capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period.

     The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company has in the past experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry and are likely to be experienced by the Company in the future. The Company's future prospects depend upon the Company's ability to increase the functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations. Currently, the Company is expending substantial time and financial resources to develop a product line for applications that use Internet technology with embedded microprocessors. If the Internet market, or any other new market targeted by the Company in the future, fails to develop, develops more slowly than anticipated or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected. See "-- Risk Factors -- Risks Associated with New or Emerging Markets."

COMPETITION

     The market for commercially available software tools and embedded operating systems is fragmented and highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. The Company's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain real-time operating systems have substantial programming resources and can develop specific products for their needs. Many of these companies have significant investments in their existing software and there can be no assurance that the Company will be able to persuade existing and potential customers to replace or augment their internally developed real-time operating systems with the Company's products.

     The Company's principal competitors for third-party embedded software development and related tools (pSOSystem) are Mentor Graphics (through its acquisition of Microtec Research Inc.), Microware Systems Corporation and Wind River Systems, Inc. The MATRIXx product family competes with products offered by Mathworks Incorporated and a number of other companies that provide design and analysis, modeling and simulation, and code generation products. The Company also competes with a number of other vendors that address one or more segments of the system design process, including vendors that have modified general purpose software engineering products for real-time and control design applications.

     As the industry continues to develop, the Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Some of the Company's existing and many of its potential competitors have substantially greater financial, technical, marketing and sales resources than the Company and there can be no assurance that the Company will be able to compete successfully against these companies. In the event that price competition increases significantly, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on the Company's business, financial condition and results of operations. Also, run-time licenses, which provide for per-unit royalty payments for each embedded system that incorporates the Company's real-time operating systems, may be subject to significant pricing pressures. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that the principal bases for a customer's decision to license the Company's products are product functionality and performance, degree of integration, ease of product use, quality of support services and corporate reputation. The Company believes that it competes favorably in these areas.

PROPRIETARY RIGHTS

     The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying and distribution and technical measures. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, the Company holds two United States patents and has additional United States patent applications pending. There can be no assurance that patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or be issued in all countries where the Company's products can be sold) to provide meaningful protection or any commercial advantage to the Company. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. End user licenses of the Company's software are frequently in the form of shrink wrap license agreements which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. The source code of the Company's products is also protected as a trade secret and is generally not licensed to customers. Despite the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue that relate to fundamental technologies incorporated into the Company's products.

     As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on its technology may increasingly become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse affect on the Company's business, financial condition and results of operations.

     The Company licenses certain software development tool products from other companies to distribute with its own products. The inability of such third parties to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products compete with products produced by certain of the Company's licensors. There can be no assurance that, upon the termination or expiration of these licenses, such licenses will be available on reasonable terms or at all, or that similar products could be obtained to substitute into the tool suites. The inability to license such products could have a material adverse effect on the Company's business, financial condition and results of operations.

BACKLOG

     The Company generally ships its products within 30 days after acceptance of a customer purchase order and, therefore, has insignificant product backlog. The insignificant product backlog makes it difficult to predict with accuracy quarterly revenue and quarterly earnings prior to the end of a quarterly reporting period. Engineering services backlog, consisting of orders for engineering services scheduled to be performed within the following twelve months, was approximately $2.1 million, $4.1 million and $7.2 million at February 28, 1994, 1995 and 1996, respectively. Most of the contracts with the Company's engineering services customers are terminable at the convenience of the customer. Although the Company has not experienced any material cancellations in the past, there can be no assurance that such cancellations will not occur in the future.

EMPLOYEES

     As of February 28, 1996, the Company employed 416 persons, including 155 in marketing, sales and support services, 189 in engineering (62 in engineering services and 127 in product development) and 72 in management, administration and finance. Of these employees, 345 are located in the United States and 71 are located at the Company's subsidiaries and sales offices outside of the United States. In addition, from time to time the Company employs temporary employees and consultants. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company believes its future success will depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel has intensified dramatically over the last twelve months in Santa Clara County, California, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. See "--Risk Factors--Dependence on Key Personnel; Need for Additional Personnel."

RISK FACTORS

     The statements contained in this Annual Report that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes or intentions regarding the future. Actual results could differ materially from those discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are those discussed below. In addition to the other information in this Annual Report, the following risk factors should be considered carefully in evaluating the Company and its business.

     Fluctuations in Quarterly Results. The Company's quarterly operating results vary significantly depending on a number of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products.

     The Company historically has operated with insignificant product backlog because its products are generally shipped as orders are received. As a result, product revenue in any quarter depends on the volume and timing of orders received in that quarter. In addition, the Company has at times recognized a substantial portion of its total revenue from sales booked and shipped in the last two weeks of the quarter such that the magnitude of quarterly fluctuations may not become evident until very late in, or after the end of, a particular quarter. Because the Company's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of the Company's costs are fixed in the short term, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, can cause disproportionate variations in the Company's operating results from quarter to quarter.

     The procurement process of the Company's customers typically ranges from a few weeks to several months or longer from initial inquiry to order, making the timing of sales and license fees difficult to predict. Moreover, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's products will not lengthen. The Company's results of operations may also be affected by seasonal trends. The Company's total revenue and net income during the first fiscal quarter have been lower than the previous fourth fiscal quarter for a variety of reasons, including customer purchase cycles related to expiration of budgetary authorizations, and the Company expects that total revenue and net income in the first quarter of fiscal 1997 will be lower than the fourth quarter of fiscal 1996. In addition, in the first quarter of fiscal 1997, the Company shifted from third party distributors to direct sales and support in Japan and Italy. In the past, the Company's sales declined in the short term during such transitions. There can be no assurance that declines will not occur during the current transitions or similar transitions in the future. Also, the Company's recent acquisitions in fiscal 1996, as well as any future acquisitions, involve numerous risks and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects to move its Santa Clara, California operations to Sunnyvale, California by the end of the first quarter of fiscal 1997. There can be no assurance that the move will not disrupt the Company's operations or affect the Company's operating results. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Rapid Technological Change; Dependence on New Products. The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company has in the past experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry and are likely to be experienced by the Company in the future. The Company's future prospects depend upon the Company's ability to increase the functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Product Development."

     Risks Associated with New or Emerging Markets. From time to time, the Company embarks on product development for new or emerging markets. Currently, the Company is expending substantial time and financial resources to develop a product line for applications that use Internet technology with embedded microprocessors. The Company has introduced both embedded operating software and development tools for Internet applications. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. It is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace, or whether demand for Internet related products and services will emerge or increase in the future. If the Internet market, or any other new market targeted by the Company in the future, fails to develop, develops more slowly than anticipated or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business--Product Development."

     Competition. The market for commercially available software tools and embedded operating systems is fragmented and highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. The Company's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain real-time operating systems have substantial programming resources and can develop specific products for their needs. Many of these companies have significant investments in their existing software and there can be no assurance that the Company will be able to persuade existing and potential customers to replace or augment their internally developed real-time operating systems with the Company's products. The Company's principal competitors for third-party embedded software development and related tools (pSOSystem) are Mentor Graphics (through its acquisition of Microtec Research Inc.), Microware Systems Corporation and Wind River Systems, Inc. The MATRIXx product family competes with products offered by Mathworks Incorporated and a number of other companies that provide design and analysis, modeling and simulation, and code generation products. The Company also competes with a number of other vendors that address one or more segments of the system design process, including vendors that have modified general purpose software engineering products for real-time and control design applications.

     As the industry continues to develop, the Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Some of the Company's existing and many of its potential competitors have substantially greater financial, technical, marketing and sales resources than the Company and there can be no assurance that the Company will be able to compete successfully against these companies. In the event that price competition increases significantly, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on the Company's business, financial condition and results of operations. Also, run-time licenses, which provide for per-unit royalty payments for each embedded system that incorporates the Company's real-time operating systems, may be subject to significant pricing pressures. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Competition."

     Acquisition-Related Risks. The Company completed a number of acquisitions in fiscal 1996 and may complete additional acquisitions in the future. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, difficulties in managing diverse geographic sales and research and development operations, the diversion of management attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its recent acquisitions, could have a material adverse effect on the Company's business, financial condition and results of operations. From time to time, the Company evaluates potential acquisitions of businesses, products or technologies. The Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, and no material acquisition is currently being pursued actively. In the event that such an acquisition were to occur, however, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Risks Associated with International Operations. In fiscal 1994, 1995 and 1996, the Company derived approximately 30%, 28% and 34%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. The Company expects to continue to make substantial investments in its international operations and to increase its direct sales force in Europe and Asia. There can be no assurance that these increases will result in commensurate increases in the Company's international sales. In addition, international operations are subject to a number of special risks, including foreign government regulation, more prevalent software piracy, longer payment cycles, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, possible recessionary environments in economies outside the United States and other factors beyond the control of the Company. The Company generally denominates sales to and by foreign subsidiaries in local currency, and an increase in the relative value of the dollar against such currencies, as has recently occurred, would reduce the Company's revenue in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company has little experience in hedging its foreign currency sales and often does not hedge such sales. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. The Company relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors will continue to purchase the Company's products or provide them with adequate levels of support. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Risks of Product Defects; Product and Other Liability. As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products are used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. The Company's license and other agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability and other claims. It is likely, however, that the limitation of liability provisions contained in the Company's agreements are not effective in all circumstances and in all jurisdictions. Although the Company has not experienced any product liability or economic loss claims to date, the sale and support of the Company's products may entail the risk of such claims. The Company currently does not have insurance against product liability risks or errors or omissions coverage and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all. A product liability claim or claim for economic loss brought against the Company, or a product recall involving the Company's software, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Product Development."

     Dependence on Key Personnel; Need for Additional Personnel. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, sales, marketing and operations personnel. The Company does not have employment agreements with any of its key personnel and does not maintain any key person life insurance policies. In addition, the Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel has intensified dramatically over the last twelve months in Santa Clara County, California, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure of the Company to attract, assimilate and retain the necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Employees."

     Limited Protection of Proprietary Technology. The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying and distribution and technical measures. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, the Company holds two United States patents and has additional United States patent applications pending. There can be no assurance that patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or be issued in all countries where the Company's products can be sold) to provide meaningful protection or any commercial advantage to the Company. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. End user licenses of the Company's software are frequently in the form of shrink wrap license agreements, which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. The source code of the Company's products is also protected as a trade secret and is generally not licensed to customers. Despite the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue that relate to fundamental technologies incorporated into the Company's products.

     As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on its technology may increasingly become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse affect on the Company's business, financial condition and results of operations. See "Business--Proprietary Rights."

     Dependence on Licenses from Third Parties. The Company licenses certain software development tool products from other companies to distribute with its own products. The inability of such third parties to provide competitive products with adequate features and high quality on a timely basis or to cooperate in sales and marketing activities could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products compete with products produced by certain of the Company's licensors. There can be no assurance that, upon the termination or expiration of these licenses, such licenses will be available on reasonable terms or at all, or that similar products could be obtained to substitute into the tool suites. The inability to license such products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Volatility of Stock Price. The prices for the Company's Common Stock have fluctuated widely in the past. The management of the Company believes that such fluctuations may have been caused by actual or anticipated variations in the Company's operating results, announcements of technical innovations or new products or services by the Company or its competitors, changes in earnings estimates by securities analysts and other factors, including changes in conditions of the software and other technology industries in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The trading prices of many high technology companies' stocks, including the stock of the Company, are at or near their historical highs and reflect price/earnings ratios substantially above historical norms. There can be no assurance that the trading price of the Company's stock will remain at or near its current level. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations even if the Company is successful in such suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the Common Stock.

ITEM 2. PROPERTIES.

     The Company's principal offices are located in two buildings in Santa Clara, California covering approximately 60,000 square feet. The Company occupies this space under lease agreements that expire in September 1996. The annual base rental payment for this space (not including operating expenses, insurance, property taxes and assessment) is approximately $700,000. The Company also leases a number of additional offices in North America, Europe, Asia and Israel.

     In March 1996, the Company purchased for approximately $12.0 million in cash a building in Sunnyvale, California covering approximately 150,000 square feet. By the end of the first quarter of fiscal 1997, the Company expects to move its operations to this space from the two buildings in Santa Clara and terminate its obligations under the lease agreements. The Company will occupy approximately 100,000 square feet of this facility and lease the remaining space for approximately two years. There can be no assurance that the move will not disrupt the Company's operations or affect the Company's operating results over the near term.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any litigation other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

                 NAME                    AGE                           POSITION
- ---------------------------------------  ---     -----------------------------------------------------
Narendra K. Gupta......................  47      Chairman of the Board of Directors and Secretary
David P. St. Charles...................  47      President, Chief Executive Officer and Director
Joseph Addiego.........................  40      Vice President, North American Sales
Robert M. Dressler.....................  56      Vice President, Advanced Systems Group
Hamid Mirab............................  34      Vice President, European Operations
Steven Sipowicz........................  43      Vice President, Finance and Chief Financial Officer
David E. Stepner.......................  51      Vice President, Research and Development
Tony Tolani............................  50      Vice President, Far East Operations
Janice Waterman........................  36      Vice President, Human Resources and Operations

     Executive officers are chosen by and serve at the discretion of the Board of Directors of the Company.

     Dr. Gupta is a founder of the Company and has been a director of the Company since its formation in 1980. He has been the Chairman of the Board of the Company since March 1993 and Secretary since September 1989. Dr. Gupta was Chief Executive Officer from 1987 to May 1994 and President from the Company's formation in 1980 to May 1994. He was elected a Fellow of the Institute of Electrical and Electronic Engineers ("IEEE") in November 1991. Dr. Gupta serves on the board of Digital Link Corporation, a data communications and wide-area networking equipment manufacturer and Simulation Sciences, Inc., a developer of chemical simulation software. Dr. Gupta holds an M.S. in Engineering from the California Institute of Technology and a Ph.D. in Engineering from Stanford University.

     Mr. St. Charles joined the Company in August 1993 and was appointed President and Chief Executive Officer of the Company in May 1994. He has been a director since he joined the Company in August 1993. From April 1990 until August 1993, Mr. St. Charles served as President and a director of Wind River Systems, Inc., a real-time software company. He holds a B.A. in Liberal Arts and an M.A. in International Economics from Carleton University and an M.S. from the Sloan School of Management at the Massachusetts Institute of Technology.

     Mr. Addiego has been Vice President, North American Sales since March 1994. Since joining the Company in April 1986, he has held a variety of positions in marketing and sales, including Vice President, Sales, Design Automation Group from January 1992 until March 1994. Prior to joining the Company, he was employed by the Hewlett-Packard Company and American Telephone & Telegraph Company in technical support and sales positions. Mr. Addiego holds a B.S. in Computer Engineering from San Francisco State University.

     Dr. Dressler has been Vice President, Advanced Systems Group since he joined the Company in February 1991. Prior to joining the Company, Dr. Dressler was employed for approximately 16 years by ESL Inc., a defense, aerospace and electrical systems company, most recently as Manager, Aerospace Systems Laboratory. He has also been employed by Systems Control Inc., a computer services company, and Stanford Research Institute in a variety of technical management and engineering research positions. Dr. Dressler holds a B.S. in Electrical Engineering from Rensselaer Polytechnic Institute and an M.S. and a Ph.D., both in Electrical Engineering, from Stanford University.

     Dr. Mirab joined the Company in November 1989 and has been Vice President, European Operations since October 1995. From November 1989 to September 1992, Dr. Mirab served as Manager, Technical Support in the United Kingdom and from September 1992 to February 1995 he served as Managing Director of the Company's United Kingdom subsidiary. From February 1995 to October 1995, Dr. Mirab served as General Manager, European Operations. Dr. Mirab holds a B.S. in General Engineering and a Ph.D. in Control Systems from the University of Glasgow.

     Mr. Sipowicz joined the Company in January 1992 and has been Vice President, Finance of the Company since April 1993 and Chief Financial Officer of the Company since September 1994. From January 1992 to April 1993, he served as the Company's Corporate Controller. Prior to joining the Company, Mr. Sipowicz spent 17 years in various management positions with Coopers & Lybrand, an accounting firm, in the United Kingdom and the United States. He holds a B.S. in Chemistry from the University of Bristol in the United Kingdom. Mr. Sipowicz is a certified public accountant.

     Dr. Stepner has been Vice President, Research and Development since he joined the Company in December 1993. From April 1984 until March 1993, he served as Founder, President and Chief Executive Officer of Greyhawk Systems, Inc., a manufacturer of high resolution liquid crystal displays. In March 1993, Greyhawk Systems, Inc. was sold to AmPro Corporation and Dr. Stepner served as Executive Vice President of AmPro Corporation and General Manager of the AmPro/Greyhawk Division from March 1993 until December 1993. Dr. Stepner holds a B.S. in General Engineering from Brown University and an M.S. and a Ph.D., both in Electrical Engineering, from Stanford University.

     Dr. Tolani has been Vice President, Far East Operations since he joined the Company in December 1994. From 1973 to September 1994, he was employed by Structural Dynamics Research Corporation, a mechanical design software company, most recently as Vice President and General Manager, Far East Operations.

Dr. Tolani holds a B.S. in Mechanical Engineering from Birla College of Engineering in India and an M.S. and a Ph.D., both in Mechanical Engineering, from the University of Missouri.

     Ms. Waterman joined the Company in July 1995 as Vice President, Human Resources and has served as Vice President, Human Resources and Operations of the Company since March 1996. From September 1994 to July 1995, she served as Vice President, Human Resources and Administration for Salick Health Care Inc., a health care provider. From May 1991 until September 1994, she served as Vice President of Human Resources and Administration of Tekelec, Inc., a telecommunications company. Ms. Waterman holds a B.A. in Sociology and Economics from the University of California at Davis and an M.S. in Industrial Psychology from California State University, Hayward.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is listed on the Nasdaq National Market under the trading symbol "INTS." The range of high and low sale prices for the Company's common stock on that market for each of the four quarters during the last two fiscal years are as follows:

                                        Q1          Q2          Q3          Q4
                                      -------     -------     -------     -------
FY95   High.........................  $ 6.250     $ 6.500     $ 8.625     $11.750
                                      $ 4.500     $ 4.188     $ 6.125     $ 7.125
       Low..........................
FY96   High.........................  $12.000     $15.375     $21.000     $23.875
                                      $ 9.875     $10.000     $14.625     $16.000
       Low..........................

     All share prices have been adjusted to reflect the two-for-one split of the Company's common stock effected on April 5, 1996.

     As of February 28, 1996, there were 147 holders of record of the Company's common stock.

     The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended February 28, 1994, 1995 and 1996 and the consolidated balance sheet data at February 28, 1995 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements and notes thereto included in this Annual Report. The consolidated statement of operations data set forth below with respect to the years ended February 28, 1992 and 1993 and the consolidated balance sheet data at February 28, 1992 and 1993 are derived from audited consolidated financial statements not included in this Annual Report. During fiscal 1996, the Company acquired TakeFive Software GmbH and Doctor Design, Inc. in transactions accounted for as poolings of interests. The annual financial information has been restated to combine the results of the Company and Doctor Design, Inc. in fiscal 1994 and fiscal 1995. Fiscal 1996 includes the results of Doctor Design, Inc. and TakeFive Software GmbH. The annual financial information has not been restated for earlier years because such financial information was not material to the Company.

                                                                     YEAR ENDED FEBRUARY 28,
                                                     -------------------------------------------------------
                                                     1992(1)     1993(1)      1994        1995        1996
                                                     -------     -------     -------     -------     -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenue:
     Product.......................................  $13,384     $19,690     $26,350     $34,952     $51,597
     Services......................................   11,228      12,698      19,433      23,102      32,845
                                                                             -------     -------     -------
          Total revenue............................   24,612      32,388      45,783      58,054      84,442
                                                                             -------     -------     -------
  Cost and expenses:
     Cost of product revenue.......................    1,843       3,221       4,986       5,980       9,046
     Cost of services revenue......................    3,947       4,170       8,262       9,547      15,824
     Marketing and sales...........................    7,349      11,564      16,515      20,565      27,209
     Research and development......................    4,537       6,133       5,926       8,341      11,379
     General and administrative....................    1,995       2,468       3,567       4,311       6,637
     Amortization of intangible assets.............      600       1,199       1,764       1,311         556
     Acquisition and other.........................   11,840          --          --          --       7,327
                                                     -------     -------     -------     -------     -------
          Total costs and expenses.................   32,111      28,755      41,020      50,055      77,978
                                                     -------     -------     -------     -------     -------
               Income (loss) from operations.......   (7,499)      3,633       4,763       7,999       6,464
  Interest and other income........................    1,735       1,575       1,258       1,601       2,331
                                                     -------     -------     -------     -------     -------
               Income (loss) before income taxes...   (5,764)      5,208       6,021       9,600       8,795
  Provision for income taxes.......................    2,126       1,771       1,935       3,110       3,512
                                                     -------     -------     -------     -------     -------
               Net income (loss)...................  $(7,890)    $ 3,437     $ 4,086     $ 6,490     $ 5,283
                                                     =======     =======     =======     =======     =======
  Earnings (loss) per share(2).....................  $ (0.45)    $  0.18     $  0.21     $  0.33     $  0.24
                                                     =======     =======     =======     =======     =======
  Earnings per share before acquisition and other
     costs(3)......................................  $  0.23     $  0.18     $  0.21     $  0.33     $  0.50
                                                     =======     =======     =======     =======     =======
  Shares used in per share calculations(2).........   17,478      18,636      19,122      19,964      22,088
                                                     =======     =======     =======     =======     =======

                                                                          FEBRUARY 28,
                                                     -------------------------------------------------------
                                                      1992        1993        1994        1995        1996
                                                     -------     -------     -------     -------     -------
                                                                         (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and marketable
     securities....................................  $23,985     $27,150     $33,156     $36,517     $49,476
  Working capital..................................    9,744      13,005      12,298      17,783      31,431
  Total assets.....................................   38,417      40,918      52,970      66,101      85,264
  Total shareholders' equity.......................   30,946      32,447      38,032      47,948      58,276

- ------------------------------
(1) Fiscal 1992 and 1993 have not been restated to reflect the annual financial information for Doctor Design, Inc. as such financial information was not material to the Company.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in per share calculations.
(3) Fiscal 1992 and 1996 earnings per share before acquisition and other costs reflect earnings per share as if the Company had not incurred such acquisition and other costs, net of any tax effects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the "Selected Consolidated Financial Data" and the Note thereto and the Consolidated Financial Statements and the Notes thereto of the Company.

OVERVIEW

     Integrated Systems designs, develops, markets and supports software products for embedded microprocessor-based applications and provides related engineering services. The Company currently derives substantially all of its revenues from licensing of these products and providing related maintenance and engineering and consulting services. The Company's revenue has grown steadily through increased licensing of existing and new products and through acquisitions, and its net income, excluding acquisition and other charges has also grown steadily. In October 1995, the Company acquired TakeFive Software GmbH ("TakeFive"), an Austrian corporation in the business of developing and marketing software tools used in software development, including SNiFF+, an advanced object-oriented integrated development environment. In January 1996, the Company completed a merger with Doctor Design, Inc. ("Doctor Design"), a California corporation that develops multimedia hardware, software and application specific integrated circuit technology. Each of these business combinations has been accounted for as a pooling of interests and the results of operations for fiscal 1996 include the results of TakeFive and Doctor Design for the whole year. The fiscal 1994 and 1995 results have been restated to include only the results of Doctor Design, since those of TakeFive were not significant in those years. See "Business -- Risk Factors--Acquisition-Related Risks."

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty, including projections for fiscal 1997 and various business environment and trends projections. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and the other risk factors detailed from time-to-time in the Company's Securities and Exchange Commission reports and in the section of this Annual Report entitled "Business -- Risk Factors."

     Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves a high degree of risk.

RESULTS OF OPERATIONS

     The following table sets forth for the periods presented the percentage of total revenue represented by each line item in the Company's consolidated statements of income and the percentage change in each line item from the prior period.

                                                      PERCENTAGE OF
                                                      TOTAL REVENUE                PERIOD-TO-PERIOD
                                                -------------------------         PERCENTAGE CHANGES
                                                                              ---------------------------
                                                 YEAR ENDED FEBRUARY 28,      FISCAL 1994     FISCAL 1995
                                                -------------------------         TO              TO
                                                1994     1995     1996(1)     FISCAL 1995     FISCAL 1996
                                                ----     ----     -------     -----------     -----------
Revenue:
  Product.....................................   58 %     60 %       61%           33%             48%
  Services....................................   42       40         39            19              42
                                                ---      ---        ---
          Total revenue.......................  100      100        100            27              45
                                                ---      ---        ---
Costs and expenses:
  Cost of product revenue.....................   11       10         11            20              51
  Cost of services revenue....................   18       17         19            16              66
  Marketing and sales.........................   36       36         32            25              32
  Research and development....................   13       14         13            41              36
  General and administrative..................    8        7          8            21              54
  Amortization of intangible assets...........    4        2          1          (26)            (58)
                                                ---      ---        ---
          Total costs and expenses............   90       86         84            22              41
                                                ---      ---        ---
               Income from operations.........   10       14         16            68              72
Interest and other income.....................    3        3          3            27              46
                                                ---      ---        ---
               Income before income taxes.....   13       17         19            59              68
Provision for income taxes....................    4        6          6            61              66
                                                ---      ---        ---
               Net income.....................    9 %     11 %       13%           59              69
                                                ===      ===        ===

- ------------------------------
(1) The table excludes acquisition and other costs of $7.3 million, including related tax effects, in 1996 since inclusion of such costs would render year-to-year comparisons less meaningful.

     Revenue. The Company's total revenue increased 27% from $45.8 million in fiscal 1994 to $58.1 million in fiscal 1995 and an additional 45% to $84.4 million in fiscal 1996. A majority of the Company's total revenue came from product revenue, which increased 33% from $26.4 million in fiscal 1994 to $35.0 million in fiscal 1995 and an additional 48% to $51.6 million in fiscal 1996. The increase in product revenue from fiscal 1994 to fiscal 1995 was primarily due to increased unit shipments of pSOSystem and new products. The increase in product revenue from fiscal 1995 to fiscal 1996 was due primarily to increased unit shipments of pSOSystem and MATRIXx and the inclusion of SNiFF+ product revenue in fiscal 1996. pSOSystem revenue increased between both comparison periods as a result of increased unit volume in all geographic regions and the introduction of new products. MATRIXx revenue was flat from fiscal 1994 to fiscal 1995 as domestic growth was offset by a decline in international revenue due, in part, to the transition from independent sales representatives to direct sales and support organizations in Europe. MATRIXx revenue grew from fiscal 1995 to fiscal 1996 due to increased unit shipments and the introduction of new products. Services revenue increased 19% from $19.4 million in fiscal 1994 to $23.1 million in fiscal 1995 and an additional 42% to $32.8 million in fiscal 1996. These increases were the result of increases in the number and size of consulting contracts and increases in maintenance revenue from the Company's growing installed base of customers.

     The percentage of the Company's total revenue from customers located internationally was 30%, 28% and 34% in fiscal 1994, 1995 and 1996, respectively. The Company expects international revenue will continue to grow as a percentage of total revenue.

     Costs and Expenses. The Company's cost of product revenue as a percentage of product revenue was 19%, 17% and 18% in fiscal 1994, 1995 and 1996, respectively. These fluctuations are due primarily to changes in the mix of product revenue derived from the sale of higher margin products. The Company's cost of services revenue as a percentage of services revenue was 43%, 41% and 48% in fiscal 1994, 1995 and 1996, respectively. Fluctuations in these percentages result from shifts in service revenue mix between higher margin maintenance revenue and lower margin consulting contract revenue.

     Marketing and sales expenses were $16.5 million, $20.6 million and $27.2 million in fiscal 1994, 1995 and 1996, respectively, representing 36%, 36% and 32%, respectively of total revenue. The dollar increases were primarily due to additional expenses associated with the Company's continued expansion of its marketing and sales organization both domestically and overseas. The percentage decrease from fiscal 1995 to fiscal 1996 was the result of pooling the operating results of several acquired companies whose marketing and sales expenses had represented a smaller percentage of their total revenue. The Company anticipates that marketing and sales expenses will increase in fiscal 1997 as a percentage of total revenue as the Company invests in infrastructure to support certain acquired products and to continue its expansion into new geographical areas.

     Research and development expenses were $5.9 million, $8.3 million and $11.4 million in fiscal 1994, 1995 and 1996, respectively, representing 13%, 14% and 13%, respectively, of total revenue. These dollar increases were primarily the result of increased activity associated with bringing several products to market, including increased personnel and consulting expenses, and a decrease in software cost capitalization. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $335,000 in fiscal 1996 compared to $492,000 in fiscal 1995 and $1.1 million in fiscal 1994. The amount capitalized represents approximately 3% of total research and development expenditures for fiscal 1996 compared to 6% for fiscal 1995 and 16% for fiscal 1994. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for fiscal 1996 was $921,000, compared to $607,000 for fiscal 1995 and $160,000 for fiscal 1994.

     General and administrative expenses were $3.6 million, $4.3 million and $6.6 million in fiscal 1994, 1995 and 1996, respectively, representing 8%, 7% and 8%, respectively, of total revenue. These dollar increases were primarily the result of increased headcount, related in part to the acquisitions of Doctor Design and TakeFive.

     Amortization of intangible assets was $1.8 million, $1.3 million and $556,000 in fiscal 1994, 1995 and 1996, respectively. These dollar amounts declined as the Company reached the end of the amortization period for software purchased in an earlier acquisition.

     Acquisition and other costs in fiscal 1996 totaled $7.3 million and comprised direct costs related to the acquisitions of TakeFive and Doctor Design, the write-off of intangible assets related to a prior acquisition whose product offering will be replaced by the use of other products, costs associated with the acquisition of certain technology and related assets to enhance pSOSystem product offerings, and costs related to the termination of a distributor relationship in Japan. See Note 2 to Notes to Consolidated Financial Statements.

     Interest and other income was $1.3 million, $1.6 million and $2.3 million in fiscal 1994, 1995 and 1996, respectively. Interest and other income increased due to an increase in the amount of cash equivalents and marketable securities and to higher interest rates.

     The effective tax rate was 40% in fiscal 1996 compared to 32% in both fiscal 1995 and fiscal 1994. The increase in the effective rate is due to the effect of non-deductible acquisition and other costs. After adjusting for such items, the effective rate for fiscal 1996 is 32%.

QUARTERLY FINANCIAL DATA

     The following tables set forth selected unaudited quarterly financial data for the Company's fiscal year ended February 28, 1996. The unaudited information has been prepared on the same basis as the audited information and, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on the Company's operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

                                                             FISCAL YEAR ENDED FEBRUARY 28, 1996
                                                      --------------------------------------------------
                                                                        QUARTER ENDED
                                                      --------------------------------------------------
                                                      MAY 31,   AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,
                                                       1995        1995          1995           1996
                                                      -------   ----------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Product...........................................  $11,622    $ 12,146      $ 12,665       $ 15,164
  Services..........................................    6,836       7,705         8,845          9,459
                                                      -------     -------       -------        -------
          Total revenue.............................   18,458      19,851        21,510         24,623
Costs and expenses:
  Cost of product revenue...........................    2,466       2,073         2,128          2,379
  Cost of services revenue..........................    3,423       3,971         4,147          4,283
  Marketing and sales...............................    6,379       6,246         6,761          7,823
  Research and development..........................    2,585       2,843         2,827          3,124
  General and administrative........................    1,557       1,604         1,563          1,913
  Amortization of intangible assets.................      186         186            77            107
  Acquisition and other.............................       --          --         3,601          3,726
                                                      -------     -------       -------        -------
          Total costs and expenses..................   16,596      16,923        21,104         23,355
                                                      -------     -------       -------        -------
               Income from operations...............    1,862       2,928           406          1,268
Interest and other income...........................      525         691           511            604
                                                      -------     -------       -------        -------
          Income before income taxes................    2,387       3,619           917          1,872
Provision for income taxes..........................      809       1,185           333          1,185
                                                      -------     -------       -------        -------
          Net income................................  $ 1,578    $  2,434      $    584       $    687
                                                      =======     =======       =======        =======
Earnings per share..................................  $  0.07    $   0.11      $   0.03       $   0.03
                                                      =======     =======       =======        =======
Earnings per share before acquisition and other
  costs.............................................  $  0.07    $   0.11      $   0.14       $   0.17
                                                      =======     =======       =======        =======
Shares used in per share calculations...............   21,714      21,994        22,284         22,362
                                                      =======     =======       =======        =======

                                                              AS A PERCENTAGE OF TOTAL REVENUE(1)
                                                       --------------------------------------------------
                                                                         QUARTER ENDED
                                                       --------------------------------------------------
                                                       MAY 31,   AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,
                                                        1995        1995          1995           1996
                                                       -------   ----------   ------------   ------------
Revenue:
  Product............................................     63%         61%           59%            62%
  Services...........................................     37          39            41             38
                                                       -------   ---- ---     ---- ---       ---- ---
          Total revenue..............................    100         100           100            100
                                                       -------   ---- ---     ---- ---       ---- ---
Costs and expenses:
  Cost of product revenue............................     13          11            10             10
  Cost of services revenue...........................     19          20            19             17
  Marketing and sales................................     35          31            31             32
  Research and development...........................     14          14            13             13
  General and administrative.........................      8           8             7              8
  Amortization of intangible assets..................      1           1             1             --
                                                       -------   ---- ---     ---- ---       ---- ---
          Total costs and expenses...................     90          85            81             80
                                                       -------   ---- ---     ---- ---       ---- ---
               Income from operations................     10          15            19             20
Interest and other income............................      3           3             2              2
                                                       -------   ---- ---     ---- ---       ---- ---
          Income before income taxes.................     13          18            21             22
Provision for income taxes...........................      4           6             7              7
                                                       -------   ---- ---     ---- ---       ---- ---
          Net income.................................      9%         12%           14%            15%
                                                       =======   =======       =======        =======

- ---------------
(1) The table excludes acquisition and other costs, including the related tax effects, since inclusion of such costs would render the comparison less meaningful.

     The Company's quarterly operating results vary significantly depending on a number of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products.

     The Company historically has operated with insignificant product backlog because its products are generally shipped as orders are received. As a result, product revenue in any quarter depends on the volume and timing of orders received in that quarter. In addition, the Company has at times recognized a substantial portion of its total revenue from sales booked and shipped in the last two weeks of the quarter such that the magnitude of quarterly fluctuations may not become evident until very late in, or after the end of, a particular quarter. Because the Company's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of the Company's costs are fixed in the short term, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, can cause disproportionate variations in the Company's operating results from quarter to quarter.

     The procurement process of the Company's customers typically ranges from a few weeks to several months or longer from initial inquiry to order, making the timing of sales and license fees difficult to predict. Moreover, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's products will not lengthen. The Company's results of operations may also be affected by seasonal trends. The Company's total revenue and net income during the first fiscal quarter have been lower than the previous fourth fiscal quarter for a variety of reasons, including customer purchase cycles related to expiration of budgetary authorizations, and the Company expects that total revenue and net income in the first quarter of fiscal 1997 will be lower than the fourth quarter of fiscal 1996. In addition, in the first quarter of fiscal 1997, the Company shifted from third party distributors to direct sales and support in Japan and Italy. In the past, the Company's sales declined in the short term during such transitions. There can be no assurance that declines will not occur during the current transitions or similar transitions in the future. Also, the Company's recent acquisitions in fiscal 1996, as well as any future acquisitions, involve numerous risks and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects to move its Santa Clara, California operations to Sunnyvale, California by the end of the first quarter of fiscal 1997. There can be no assurance that the move will not disrupt the Company's operations or affect the Company's operating results. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 will be effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

     During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This accounting standard permits the use of either a fair value based method or the current Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) when accounting for stock-based compensation arrangements. Companies that do not follow the new fair value based method will be required to disclose pro forma net income and earnings per share computed as if the fair value based method had been applied. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Management has not determined whether it will adopt the fair value based method of accounting for stock-based compensation arrangements nor the impact of SFAS No. 123 on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date principally through cash flows from operations. As of February 28, 1996, the Company had $49.5 million of cash, cash equivalents and marketable securities. This represents an increase of $13.0 million from February 28, 1995. During the first quarter of fiscal 1995, the Company announced that the Board of Directors had authorized the Company to repurchase up to an additional 1,000,000 shares of Common Stock for cash, from time-to-time at market prices, pursuant to a repurchase program announced in September 1992. In the second quarter of fiscal 1995, under this program, the Company repurchased 250,000 shares of Common Stock for $1.1 million. The Company believes that cash flows from operations, together with existing cash balances, available borrowings and the proceeds from this offering, will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next 12 months and the foreseeable future.

     Net cash provided by operating activities during fiscal 1996 totaled $18.5 million, an increase of $10.7 million over the amount generated in fiscal 1995 which increased by $293,000 over fiscal 1994. The increase in net cash provided by operating activities in fiscal 1996 was due to increases in depreciation and amortization, current liabilities, income taxes payable and deferred revenue were offset by increases in accounts receivable and other current assets.

     Net cash used in investing activities totaled $6.0 million in fiscal 1996 compared to $9.3 million in fiscal 1995 and $7.0 million in fiscal 1994. The decrease in net cash used in investing activities in fiscal 1996 was due primarily to the reduction in net purchases of marketable securities, offset by increases in additions to property and equipment and net cash paid in acquisitions. The increase in net cash used in investing activities in fiscal 1995 was due primarily to the acquisition of the FlexOS product line and an increase in expenditures for property and equipment.

     Net cash provided by financing activities totaled $1.6 million in fiscal 1996 compared to $961,000 in fiscal 1995 and $674,000 in fiscal 1994. The increase in net cash provided by financing activities in fiscal 1996 was due to an increase in proceeds from the exercise of options to purchase Common Stock and purchases under the Employee Stock Purchase Plan and the absence of Common Stock repurchases. The increase in net cash provided by financing activities in fiscal 1995 was due to an increase in proceeds from the exercise of options to purchase Common Stock and purchases under the Employee Stock Purchase Plan, offset by the repurchase of 250,000 shares of Common Stock.

     After the end of fiscal 1996, in March 1996, the Company purchased a building, which will become its principal facility, for cash of approximately $12.0 million. The Company expects the move to this new facility to be completed by the end of the first quarter of fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUARTERLY FINANCIAL DATA

     The following table sets forth selected unaudited quarterly financial data for the Company's last eight fiscal quarters. This unaudited information has been prepared on the same basis as the audited information and, in management's opinion, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on the Company's operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

                                                                  FISCAL 1995
                                                  -------------------------------------------
                                                    Q1          Q2          Q3          Q4
                                                  -------     -------     -------     -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Total revenue...............................  $11,018     $13,610     $15,714     $17,712
    Income from operations......................      611       1,632       2,718       3,038
    Net income..................................      659       1,403       2,125       2,303
    Earnings per share..........................     0.03        0.07        0.11        0.11
    Shares used in per share calculations.......   19,646      19,476      20,060      20,674

                                                                  FISCAL 1996
                                                  -------------------------------------------
                                                    Q1          Q2          Q3          Q4
                                                  -------     -------     -------     -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Total revenue...............................  $18,458     $19,851     $21,510     $24,623
    Income from operations......................    1,862       2,928         406       1,268
    Net income..................................    1,578       2,434         584         687
    Earnings per share..........................     0.07        0.11        0.03        0.03
    Shares used in per share calculations.......   21,714      21,994      22,284      22,362

     The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 as to directors is incorporated by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 17, 1996. The information required by this Item as to executive officers is included in Part I under "Executive Officers of the Registrant."

     The information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 17, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 17, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 17, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from "Certain Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 17, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

                                                                                        PAGE
                                                                                        ----
    Report of Independent Accountants                                                    33
    Consolidated Balance Sheets at February 28, 1995 and 1996                            34
    Consolidated Statements of Income for the years ended February 28, 1994, 1995 and
      1996                                                                               35
    Consolidated Statements of Shareholders' Equity for the years ended February 28,
      1994, 1995 and 1996                                                                36
    Consolidated Statements of Cash Flows for the years ended February 28, 1994, 1995
      and 1996                                                                           37
    Notes to Consolidated Financial Statements                                           38

(a)(2) Financial Statement Schedule. Registrant's financial statement schedule filed herewith is as follows:

       SCHEDULE:
       Report of Independent Accountants on Schedule                                     48
       Schedule II: Valuation and Qualifying Accounts for the years ended February
         28, 1994, 1995 and 1996                                                         49

(a)(3) Exhibits. The following exhibits are filed herewith or incorporated herein by reference:

        EXHIBIT
       ---------
        2.01       Agreement and Plan of Reorganization by and among Registrant, Software
                   Components Group, Inc. a California corporation ("SCG"), and Alfred
                   Chao dated as of August 9, 1991 (incorporated by reference to Exhibit
                   Number 2.01 to Registrant's Form 8-K filed with the Securities and
                   Exchange Commission on September 3, 1991 (the "September 3, 1991 Form
                   8-K")
        2.02       Agreement of a Merger by and between Registrant and SCG dated as of
                   August 20, 1991 (incorporated by reference to Exhibit Number 2.02 to the September 3, 1991 Form 8-K).
        2.03       Stock Exchange Agreement dated as of October 31, 1995 by and between the Registrant and TakeFive Software GmbH and the holders of share interests in TakeFive Software GmbH (incorporated herein by reference to Exhibit 2.01 to the Registrant's Current Report on Form 8-K, dated
                   October 31, 1995).
        2.04       Agreement and Plan of Reorganization dated as of December 14, 1995, as amended January 26, 1996, by and among Registrant, ISI Purchasing
                   Corporation and Doctor Design, Inc. and related documents
                   (incorporated herein by reference to Exhibit 2.01 to the Registrant's
                   Current Report on Form 8-K, dated January 26, 1996 (the "January 26,
                   1996 Form 8-K")).
        2.05       Agreement of Merger dated as of January 26, 1996 by and between ISI
                   Purchasing Corporation and Doctor Design, Inc. (incorporated herein by reference to Exhibit 2.02 to the January 26, 1996 Form 8-K).
        3.01(i)    Registrant's Articles of Incorporation, as amended to date.
        3.01(ii)   Registrant's Bylaws, as amended July 14, 1993 (incorporated by reference to Exhibit Number 3.03 to Registrant's Form 10-Q for the
                   quarter ended August 31, 1993).

- ---------------
* Represents a management contract or compensatory plan or arrangement.

        EXHIBIT
       ---------
       10.01*      Registrant's 401(k) Plan (incorporated by reference to Exhibit Number
                   10.01 to Registrant's Registration Statement on Form S-1 under the
                   Securities Act of 1933, as amended, filed January 26, 1990,
                   Registration No. 33-33219 (the "S-1 Registration Statement")).
       10.02*      Registrant's 1983 Incentive Stock Option Plan, as amended to date, and related documents (incorporated by reference to Exhibit Number 10.02 to the S-1 Registration Statement).
       10.03*      Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number 4.01 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on June 16, 1992).
       10.04*      Registrant's 1990 Stock Purchase Plan, as amended to date
                   (incorporated by reference to Exhibit Number 4.03 to the Registrant's
                   Form S-8 filed with the Securities and Exchange Commission on October
                   18, 1993).
       10.05*      Dr. Design, Inc. 1991 Stock Option Plan, as amended to date
                   (incorporated by reference to Exhibit Number 4.03 to the Registrant's
                   Form S-8 filed with the Securities and Exchange Commission on February
                   22, 1996).
       10.06*      Form of Indemnity Agreement with Directors (incorporated by reference to Exhibit Number 10.06 to the S-1 Registration Statement).
       10.07       Lease Agreement by and between Registrant and Boyd C. Smith, Trustee of the Richard T. Perry 1976 Children Trusts, and Louis B. Sullivan,
                   Trustee of the John Arrillaga 1976 Children Trusts, dba A&P Family
                   Investments dated as of December 13, 1990 (for 3260 Jay Street, Santa
                   Clara, CA 95054) (incorporated by reference to Exhibit Number 10.09 to the Registrant's Form 10-K for the fiscal year ended February 28,
                   1991).
       10.08*      Form of Stock Option Grant and Stock Option Exercise Form used in connection with Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number 19.01 to
                   Registrant's Form 10-Q for the quarter ended August 31, 1990).
       10.09*      Form of Option Modification Agreement (incorporated by reference to
                   Exhibit Number 19.01 to the Registrant's Form 10-Q for the quarter ended August 31, 1991).
       10.10*      Registrant's 1994 Directors Stock Option Plan (incorporated by reference to Exhibit Number 10.10 to the Registrant's Form 10-Q for
                   the quarter ended August 31, 1991).
       10.11*      Form of Stock Option Grant and Stock Option Exercise Form used in connection with Registrant's 1994 Directors Stock Option Plan
                   (incorporated by reference to Exhibit Number 10.11 to the Registrant's
                   Form 10-K for the fiscal year ended February 28, 1994).
       10.12       Revolving Line of Credit Note by and between Registrant and Wells
                   Fargo Bank, National Association, dated July 15, 1994 and related
                   Letter Agreement (incorporated by reference to Exhibit Number 10.11 to the Registrant's Form 10-Q for the quarter ended August 31, 1994).

- ---------------
* Represents a management contract or compensatory plan or arrangement.

        EXHIBIT
       ---------
       10.13       Amendment dated January 19, 1995, to Revolving Line of Credit Note by and between Registrant and Wells Fargo Bank, National Association,
                   dated July 15, 1994 and related Letter Agreement (incorporated by reference to Exhibit Number 10.12 to the Registrant's Form 10-K for
                   the fiscal year ended February 28, 1995).
       10.14       Agreement of Purchase and Sale between Connecticut General Life
                   Insurance Company and the Registrant dated February 9, 1996.
       10.15*      Form of Stock Option Exercise Form used in connection with
                   Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number 10.13 to the Registrant's Form 10-Q for
                   the quarter ended May 31, 1995).
       11.01       Statement regarding computation of net income per share.
       21.01       List of Registrant's Subsidiaries.
       23.01       Consent of Independent Accountants.
       27.01       Financial Data Schedule

- ---------------
 *  Represents a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K dated January 26, 1996 to report the merger with Doctor Design, Inc. under Items 2 and 7 of Form 8-K. Filed therewith were the financial statements of Doctor Design, Inc. as of June 30, 1995 and 1994 and for the years ended June 30, 1995 and 1994 and as of September 30, 1995 and for the three-month period ended September 30, 1995 and 1994, and Pro Forma Combined financial statements as of November 30, 1995 and for the nine-month periods ended November 30, 1995 and 1994 and the years ended February 28, 1995, 1994 and 1993.

    No other reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

(c) Exhibits. See (a)(3) above.

(d) Financial Statement Schedules. See (a)(2) above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Integrated Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Integrated Systems, Inc. as of February 28, 1995 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Systems, Inc. as of February 28, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1996 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
March 27, 1996

                            INTEGRATED SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      FEBRUARY 28,
                                                                                  ---------------------
                                                                                   1995          1996
                                                                                  -------       -------
ASSETS
Current assets:
  Cash and cash equivalents.....................................................  $ 7,746       $21,822
  Marketable securities.........................................................    6,472        12,231
  Accounts receivable, net of allowance for doubtful accounts of $629 and
     $852 in 1995 and 1996, respectively........................................   15,475        19,822
  Deferred income taxes.........................................................    1,595           373
  Prepaid expenses and other....................................................    2,793         3,587
                                                                                  -------       -------
          Total current assets..................................................   34,081        57,835
Marketable securities...........................................................   22,299        15,423
Property and equipment, net.....................................................    3,613         5,593
Intangible assets, net..........................................................    5,466         2,106
Deferred income taxes...........................................................                  1,906
Other assets....................................................................      642         2,401
                                                                                  -------       -------
          Total assets..........................................................  $66,101       $85,264
                                                                                  =======       =======
                                  LIABILITIES
Current liabilities:
  Accounts payable..............................................................  $ 2,092       $ 4,309
  Accrued payroll and related expenses..........................................    2,331         3,673
  Other accrued liabilities.....................................................    3,257         4,842
  Income taxes payable..........................................................    2,354         4,191
  Deferred revenue..............................................................    6,264         9,389
                                                                                  -------       -------
          Total current liabilities.............................................   16,298        26,404
Deferred income taxes...........................................................      790
Other liabilities...............................................................    1,065           584
                                                                                  -------       -------
          Total liabilities.....................................................   18,153        26,988
                                                                                  -------       -------
Commitments (Note 6).
                              SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000 shares authorized:
  Issued and outstanding: none in 1995 and 1996
Common stock, no par value, 50,000 shares authorized:
  Issued and outstanding: 19,722 and 21,206 shares in 1995 and 1996,
     respectively...............................................................   35,688        40,283
Unrealized holding gain (loss) on marketable securities, net....................     (109)          333
Retained earnings...............................................................   12,369        17,660
                                                                                  -------       -------
          Total shareholders' equity............................................   47,948        58,276
                                                                                  -------       -------
          Total liabilities and shareholders' equity............................  $66,101       $85,264
                                                                                  =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED FEBRUARY 28,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Revenue:
  Product.....................................................  $26,350     $34,952     $51,597
  Services....................................................   19,433      23,102      32,845
                                                                -------     -------     -------
          Total revenue.......................................   45,783      58,054      84,442
                                                                -------     -------     -------
Costs and expenses:
  Cost of product revenue.....................................    4,986       5,980       9,046
  Cost of services revenue....................................    8,262       9,547      15,824
  Marketing and sales.........................................   16,515      20,565      27,209
  Research and development....................................    5,926       8,341      11,379
  General and administrative..................................    3,567       4,311       6,637
  Amortization of intangible assets...........................    1,764       1,311         556
  Acquisition and other.......................................                            7,327
                                                                -------     -------     -------
          Total costs and expenses............................   41,020      50,055      77,978
                                                                -------     -------     -------
               Income from operations.........................    4,763       7,999       6,464
Interest and other income.....................................    1,258       1,601       2,331
                                                                -------     -------     -------
               Income before income taxes.....................    6,021       9,600       8,795
Provision for income taxes....................................    1,935       3,110       3,512
                                                                -------     -------     -------
               Net income.....................................  $ 4,086     $ 6,490     $ 5,283
                                                                =======     =======     =======
Earnings per share............................................  $  0.21     $  0.33     $  0.24
                                                                =======     =======     =======
Shares used in per share calculations.........................   19,122      19,964      22,088
                                                                =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      UNREALIZED
                                                 COMMON STOCK          HOLDING
                                              ------------------     GAIN (LOSS),   RETAINED
                                              SHARES     AMOUNT          NET        EARNINGS    TOTAL
                                              ------     -------     ------------   --------   -------
Balances, February 28, 1993.................  17,774     $29,699                    $  2,748   $32,447
  Exercise of common stock options..........     469         572                                   572
  Common stock purchased under Employee
     Stock Purchase Plan....................     120         312                                   312
  Amortization of deferred compensation.....                 242                                   242
  Tax benefit from disqualifying
     dispositions of common stock...........                 372                                   372
  Pooling of interests with Doctor Design...     614          79                        (291)     (212)
  Note receivable from shareholder..........                 (14)                                  (14)
  Unrealized holding gain on marketable
     securities, net........................                            $  227                     227
  Net income................................                                           4,086     4,086
                                              ------     -------         -----       -------   -------
Balances, February 28, 1994.................  18,977      31,262           227         6,543    38,032
  Exercise of common stock options..........     585       1,858                                 1,858
  Common stock purchased under Employee
     Stock Purchase Plan....................      94         420                                   420
  Amortization of deferred compensation.....                 183                                   183
  Tax benefit from disqualifying
     dispositions of common stock...........               1,009                                 1,009
  Repurchase of common stock................    (250)       (430)                       (664)   (1,094)
  Issuance of common stock in connection
     with acquisition.......................     316       1,386                                 1,386
  Unrealized holding loss on marketable
     securities, net........................                              (336)                   (336)
  Net income................................                                           6,490     6,490
                                              ------     -------         -----       -------   -------
Balances, February 28, 1995.................  19,722      35,688          (109)       12,369    47,948
  Exercise of common stock options..........     540       2,050                                 2,050
  Common stock purchased under Employee
     Stock Purchase Plan....................      72         557                                   557
  Tax benefit from disqualifying
     dispositions of common stock...........               2,323                                 2,323
  Pooling of interests with TakeFive
     Software...............................     872          50                           8        58
  Purchase of TakeFive Software common stock
     for cash...............................                (400)                                 (400)
  Payment of note receivable from
     shareholder............................                  15                                    15
  Unrealized holding gain on marketable
     securities, net........................                               442                     442
  Net income................................                                           5,283     5,283
                                              ------     -------         -----       -------   -------
Balances, February 28, 1996.................  21,206     $40,283        $  333      $ 17,660   $58,276
                                              ======     =======         =====       =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED FEBRUARY 28,
                                                                        ---------------------------------
                                                                          1994        1995         1996
                                                                        --------     -------     --------
Cash flows from operating activities:
  Net income..........................................................  $  4,086     $ 6,490     $  5,283
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization....................................     3,868       3,584        4,103
     Write-down of intangible assets..................................                              3,083
     Deferred income taxes............................................        (2)       (558)      (1,768)
     Changes in assets and liabilities:
       Accounts receivable............................................    (1,661)     (5,321)      (4,347)
       Prepaid expenses and other.....................................      (658)     (1,171)        (794)
       Accounts payable, accrued payroll and other accrued
        liabilities...................................................       844       2,201        5,255
       Income taxes payable...........................................       635       1,979        4,160
       Deferred revenue...............................................     1,058         640        3,125
       Other assets and liabilities...................................      (687)        (68)         375
                                                                        --------     -------     --------
          Net cash provided by operating activities...................     7,483       7,776       18,475
                                                                        --------     -------     --------
Cash flows from investing activities:
  Purchases of marketable securities..................................   (11,633)     (8,041)     (16,878)
  Maturities of marketable securities.................................     7,234       3,593       18,731
  Additions to property and equipment.................................    (1,448)     (2,089)      (4,332)
  Disposals of property and equipment.................................       128          46          149
  Capitalized software development costs..............................    (1,132)       (492)        (335)
  Net cash paid in acquisitions.......................................      (117)     (2,081)      (2,885)
  Other...............................................................                  (200)        (480)
                                                                        --------     -------     --------
          Net cash used in investing activities.......................    (6,968)     (9,264)      (6,030)
                                                                        --------     -------     --------
Cash flows from financing activities:
  Repurchase of common stock..........................................                (1,094)
  Proceeds from exercise of common stock options and purchases under
     Employee Stock Purchase Plan.....................................       884       2,278        2,607
  Other...............................................................      (210)       (223)        (976)
                                                                        --------     -------     --------
          Net cash provided by financing activities...................       674         961        1,631
                                                                        --------     -------     --------
Net increase (decrease) in cash and cash equivalents..................     1,189        (527)      14,076
Cash and cash equivalents at beginning of year........................     7,084       8,273        7,746
                                                                        --------     -------     --------
Cash and cash equivalents at end of year..............................  $  8,273     $ 7,746     $ 21,822
                                                                        ========     =======     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for income taxes, net.....................  $  2,056     $ 1,741     $    700
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  Increase in carrying amount of purchased intangible assets upon adoption of Financial Accounting Standards No. 109, "Accounting
     for Income Taxes"................................................  $    767
  Unrealized holding gain (loss) on marketable securities.............  $    379     $  (560)    $    736
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Tax benefit from disqualifying dispositions of common stock.........  $    372     $ 1,009     $  2,323
  Issuance of common stock in connection with acquisition (Note 2)....               $ 1,386

  The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Integrated Systems, Inc. (the Company) designs, develops, markets and supports software products for embedded microprocessor-based applications and also provides related engineering services. Embedded microprocessors are used to add functionality and intelligence to a variety of products and to operate as an integral part of these products, generally without any direct human intervention. The Company offers software that consists of a real-time operating system and a series of modules and design tools that aid the development of embedded applications. The Company markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications and data communications, automotive, multimedia and consumer, and office and industrial automation, as well as in the embedded Internet market, through a direct sales force augmented by a telemarketing organization, distributors and sales representatives.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Integrated Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies that are not controlled are carried at cost plus the Company's equity in undistributed earnings since acquisition (see Note 2).

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during a reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, which are held at a variety of financial institutions, include demand deposits, money market accounts and all highly liquid debt instruments with an original or remaining maturity at the date of purchase of three months or less. The Company has not experienced any material losses relating to any investment instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts reported for cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate fair values based upon comparable market information available at February 28, 1996. Based upon interest rates available to the Company for debt with comparable maturities, the carrying values of the Company's notes payable approximate fair values. The fair values of the Company's marketable securities are set forth in Note 3.

     Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, cash equivalents, investments and trade accounts receivable. The Company invests its excess cash in government securities, tax exempt municipal securities, preferred stock, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market and corporate instruments of similar liquidity and credit quality. The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

                            INTEGRATED SYSTEMS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MARKETABLE SECURITIES

     All marketable securities are classified as available-for-sale and therefore are carried at fair value. Marketable securities classified as current assets have scheduled maturities of less than one year, while marketable securities classified as noncurrent assets have scheduled maturities of more than one year. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of shareholders' equity. Realized gains and losses on sales of all such securities are reported in interest and other income and computed using the specific identification cost method.

REVENUE RECOGNITION

  Product Revenue

     Product revenue consists principally of revenue from product licensing fees. Product licensing fees, including advanced production royalty payments, are generally recognized when a customer purchase order has been received, a license agreement has been executed, the software has been shipped, remaining obligations are insignificant and collection of the resulting account receivable is probable. Generally, the Company's distributors do not have the right of return. Provisions for estimated product returns, warranty costs and insignificant vendor obligations are recorded at the time products are shipped.

  Services Revenue

     Services revenue consists principally of maintenance and renewal fees for providing product updates, technical support and related services for software products, and engineering and consulting services fees. Software maintenance revenue bundled with the initial product license revenue is deferred and recognized ratably over the related service period. The Company unbundles a portion of its initial product license revenue related to software maintenance revenue based upon product license renewal amounts, which are substantially less than the initial product license fee, or based upon the amount charged for such services when they are sold separately. License renewal fees, which are substantially less than the initial license, are deferred and recognized ratably over the license term. Revenue from separately sold maintenance contracts is recognized ratably over the related service period. Engineering and consulting services revenue from short-term and long-term contracts is generally recognized on the percentage-of-completion method. For cost reimbursement and firm fixed price contracts, revenues are recognized as the work is performed, based on the ratio of incurred costs to estimated total completion costs. For time-and-material contracts, revenues are recognized on the basis of direct labor hours and other direct costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (three to twenty years). Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.

SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes certain costs to develop computer software to be licensed or otherwise marketed to customers. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Software development costs included in intangible assets at February 28, 1995 and 1996, were $1,763,000 and $1,177,000, respectively, net of accumulated

                            INTEGRATED SYSTEMS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amortization of $822,000 and $1,743,000, respectively. Capitalized software development costs were $1,132,000, $492,000 and $335,000 in fiscal 1994, 1995 and 1996, respectively. Amortization, which is included in cost of product revenue, was $160,000, $607,000 and $921,000 in fiscal 1994, 1995 and 1996, respectively.

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill, purchased software and capitalized software development costs. Goodwill and purchased software are amortized on a straight-line basis over their estimated useful lives. The Company periodically evaluates the recoverability of these costs based upon estimated undiscounted future cash flows from the related products and businesses acquired.

INCOME TAXES

     The Company's provision for income taxes is comprised of its current tax liability and the change in its deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING

     The Company expenses advertising costs as they are incurred. Advertising expense for fiscal 1994, 1995 and 1996 was $409,000, $800,000 and $927,000,
respectively.

COMPUTATION OF EARNINGS PER SHARE

     Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiaries that operate as sales and marketing offices for the Company's products, translate their financial statements using the U.S. dollar as the functional currency. Accordingly, foreign exchange gains and losses, which have been insignificant, are included in the consolidated statements of income. The Company's remaining foreign subsidiaries use the local currency as the functional currency. Accordingly, all assets and liabilities are recorded at year-end exchange rates and income and expenses are recorded at average rates. Adjustments resulting from the translation have been insignificant.

FISCAL YEAR

     Prior to fiscal 1996, the Company's fiscal year was reported on a 52/53 week period ending on the last Saturday in February of each year. Beginning in fiscal 1996, the Company's fiscal year end is the last day in February. Accordingly, the fiscal year end for fiscal 1994, 1995 and 1996 was February 26, 25 and 29, respectively. The effect of this change was not material to the Company's financial statements for the year ended February 29, 1996. For clarity of presentation herein, all fiscal years are referred to as ending on February 28.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                            INTEGRATED SYSTEMS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING PRONOUNCEMENTS

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 will be effective for the Company's fiscal year 1997. The Company has studied the implications of the statement and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

     During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This accounting standard permits the use of either a fair value based method or the current Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) when accounting for stock-based compensation arrangements. Companies that do not follow the new fair value based method will be required to disclose pro forma net income and earnings per share computed as if the fair value based method had been applied. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Management has not determined if it will adopt the fair value based method of accounting for stock-based compensation arrangements nor the impact of SFAS No. 123 on the Company's consolidated financial statements.

2. ACQUISITIONS

MERGER WITH TAKEFIVE

     In October 1995, the Company acquired TakeFive Software GmbH (TakeFive), an Austrian corporation by issuing 871,980 shares of its common stock in exchange for 97% of the shares of TakeFive. The remaining 3% of the shares of TakeFive were purchased for cash. The business combination was accounted for as a pooling of interests and the Company's results of operations for fiscal 1996 include those of TakeFive. The prior years' results have not been restated to include TakeFive operations as such operations were insignificant. Prior to the business combination, TakeFive was in the business of developing, marketing and supporting software tools used in software development. The Company intends to continue the business of TakeFive and operate TakeFive as an independent subsidiary.

MERGER WITH DOCTOR DESIGN

     In January 1996, the Company acquired Doctor Design, Inc. (Doctor Design), an engineering services company specializing in multimedia hardware, software and application specific integrated circuit technology. The Company issued 743,214 shares of its common stock for substantially all the outstanding stock of Doctor Design. The Company also assumed stock options that converted into options to purchase 263,724 shares of the Company's common stock. The business combination was accounted for as a pooling of interests and the consolidated financial statements have been restated as if Doctor Design had been combined for all periods presented. The Company intends to continue the business of Doctor Design and operate Doctor Design as an independent subsidiary.

                            INTEGRATED SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
COMBINED AND SEPARATE RESULTS OF MERGERS

     Combined and separate results of the Company, Doctor Design and TakeFive during the periods preceding the mergers were as follows (in thousands):

                                                  INTEGRATED     DOCTOR
                                                   SYSTEMS       DESIGN     TAKEFIVE     COMBINED
                                                  ----------     ------     --------     --------
    Nine months ended November 30, 1995
      (unaudited):
      Net revenue...............................   $ 47,455      $9,171      $3,193      $59,819
      Net income................................      3,134         882         580        4,596
    Year ended February 28, 1995:
      Net revenue...............................     51,979       6,075                   58,054
      Net income................................      5,754         736                    6,490
    Year ended February 28, 1994:
      Net revenue...............................     41,701       4,082                   45,783
      Net income................................      4,033          53                    4,086

OTHER ACQUISITIONS

     In September 1994, the Company acquired certain software products and other assets for a total purchase price of approximately $3,467,000, consisting of $2,081,000 in cash and non-cash consideration of approximately 316,000 shares of restricted common stock with a value of approximately $1,386,000. The acquisition was accounted for using the purchase method of accounting and accordingly, its operations have been included with those of the Company since the date of acquisition. Substantially all of the purchase price was allocated to purchased software, which prior to the third quarter of fiscal 1996, was being amortized on a straight-line basis over a seven-year period. During the third quarter of fiscal 1996, the Company determined that the recoverability of the purchased software was not probable as the products purchased would be replaced by the products acquired in the merger with TakeFive. Accordingly, capitalized purchased software totaling $3,083,000 was charged to acquisition and other expenses in the consolidated statement of income.

     In December 1995, the Company acquired certain technology, related assets and all of the outstanding common stock of a company for $1,735,000. The acquisition has been accounted for under the equity method of accounting and is included in other assets in the accompanying balance sheet. The acquisition cost exceeded the underlying equity in net assets by $1,395,000, of which $756,000, $425,000 and $214,000 was allocated to existing software products, which had reached technological feasibility, goodwill and in-process software development, which had not reached technological feasibility, respectively, based on their respective fair values. The costs allocated to goodwill and existing products are being amortized over periods of five and two years, respectively, and the costs allocated to in-process software development were charged to acquisition and other expenses. In addition to the purchase price, the Company paid bonuses to non-shareholder management and employees totaling $1,645,000, which were expensed and are included as part of acquisition and other expenses in the consolidated statement of income for fiscal 1996. The operations of the acquired company are not material to the consolidated financial statements of the Company, and accordingly, separate financial information for this company has not been presented.

                            INTEGRATED SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)
ACQUISITION AND OTHER EXPENSES

     Acquisition and other expenses for fiscal 1996 consist of (in thousands):

    In-process software development costs written-off.........................    $  214
    Bonuses paid to management and employees of acquired company..............     1,645
    Purchased software written-off............................................     3,083
    Professional fees and other acquisition costs.............................     1,585
    Termination fees payable to a distributor.................................       800
                                                                                  ------
                                                                                  $7,327
                                                                                  ======

     The termination fees payable to a distributor relate to amounts payable resulting from the termination of the Company's reseller arrangement with a Japanese distributor in February 1996.

3. MARKETABLE SECURITIES

     At February 28, 1995 and 1996, marketable securities consisted of fixed-income U.S. Government securities, primarily treasury notes, municipal securities and preferred stock, held by two investment banks.

     Marketable securities at February 28, 1995 are summarized below (in thousands):

                                                                                          UNREALIZED
                                             FAIR      COST     UNREALIZED   UNREALIZED   NET GAINS
                                             VALUE     BASIS      GAINS        LOSSES      (LOSSES)
                                            -------   -------   ----------   ----------   ----------
    U.S. Government securities............  $12,911   $13,076      $ 65        $ (230)      $ (165)
    Municipal securities..................   13,790    13,837        40           (87)         (47)
    Preferred stock.......................    2,070     2,039        31                         31
                                            -------   -------      ----         -----        -----
                                            $28,771   $28,952      $136        $ (317)        (181)
                                            =======   =======      ====         =====
    Related deferred taxes................                                                      72
                                                                                             -----
    Unrealized holding loss, net..........                                                  $ (109)
                                                                                             =====

     Marketable securities at February 28, 1996 are summarized below (in thousands):

                                             FAIR      COST     UNREALIZED   UNREALIZED   UNREALIZED
                                             VALUE     BASIS      GAINS        LOSSES     NET GAINS
                                            -------   -------   ----------   ----------   ----------
    U.S. Government securities............  $12,678   $12,471      $221         $(14)       $  207
    Municipal securities..................   11,550    11,456        94                         94
    Preferred stock.......................    3,426     3,172       254                        254
                                            -------   -------      ----         ----         -----
                                            $27,654   $27,099      $569         $(14)          555
                                            =======   =======      ====         ====
    Related deferred taxes................                                                    (222)
                                                                                             -----
    Unrealized holding gain, net..........                                                  $  333
                                                                                             =====

     At February 28, 1996, all marketable debt securities classified as current assets have scheduled maturities of less than one year. Marketable debt securities classified as noncurrent assets have scheduled maturities of one to five years.

                            INTEGRATED SYSTEMS, INC.

4. PROPERTY AND EQUIPMENT, NET (IN THOUSANDS):

                                                                         FEBRUARY 28,
                                                                     ---------------------
                                                                      1995          1996
                                                                     -------       -------
    Buildings......................................................  $   908       $   908
    Furniture and fixtures.........................................    1,150         1,373
    Computer equipment.............................................    7,786        11,642
    Leasehold improvements.........................................      246           258
                                                                     -------       -------
                                                                      10,090        14,181
    Less accumulated depreciation and amortization.................   (6,477)       (8,588)
                                                                     -------       -------
                                                                     $ 3,613       $ 5,593
                                                                     =======       =======

     Depreciation expense amounted to $1,367,000, $1,531,000 and $2,203,000 in fiscal 1994, 1995 and 1996, respectively.

5. LINE OF CREDIT

     At February 28, 1996, the Company had available a $1,000,000 unsecured bank line of credit and a $5,000,000 foreign exchange contract facility under an agreement that expires on July 15, 1996. Borrowings under the line of credit bear interest at the bank's prime rate. The agreement contains certain restrictive covenants regarding the Company's financial position. The Company has had no borrowings under this agreement.

6. LEASEHOLD COMMITMENTS

OPERATING LEASES

     The Company occupies its principal facilities under an operating lease agreement that expires in September 1996. Under the agreement, the Company is responsible for taxes, utilities and insurance expenses. Future minimum lease payments under all noncancelable operating leases amount to approximately $973,000, $361,000, $137,000, $102,000, $47,000 and $230,000 for fiscal 1997,
1998, 1999, 2000, 2001 and thereafter, respectively. Rent expense for fiscal 1994, 1995 and 1996 was $875,000, $1,148,000 and $1,455,000, respectively.

BUILDING PURCHASE

     In March 1996, the Company purchased a building, which will become its principal facility, for cash of approximately $12,000,000. The Company expects the move to this new facility to be completed by the end of the first quarter of fiscal 1997.

7. SHAREHOLDERS' EQUITY

COMMON STOCK SPLIT

     On March 4, 1996, the Company's Board of Directors authorized a two-for-one stock split to be effective on April 5, 1996 for the shareholders of record on March 18, 1996. All share and per share information in the accompanying financial statements has been restated to give retroactive recognition to the stock split for all periods presented.

COMMON STOCK OPTION PLANS

     At February 28, 1996, the Company had reserved 6,663,724 shares of common stock for issuance under various stock option plans, including a plan resulting from the business combination with Doctor Design (see

                            INTEGRATED SYSTEMS, INC.

7. SHAREHOLDERS' EQUITY (CONTINUED)
Note 2). The plans provide for the granting of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees, directors and consultants of the Company at prices not less than fair market value (as determined by the Compensation Committee of the Board of Directors) on the date of grant. Options are exercisable at times and in increments as specified by the Compensation Committee. Options generally vest over five years and expire in six to ten years.

     Activity under these plans is as follows (in thousands, except share and per share amounts):

                                                  SHARES       NUMBER
                                                AVAILABLE        OF         PRICE PER
                                                FOR GRANT      OPTIONS        SHARE         TOTAL
                                                ----------    ---------    ------------    -------
Balances, February 28, 1993...................   2,122,866    1,643,080    $0.32-$ 6.63    $ 4,192
  Options granted.............................  (1,561,812)   1,561,812    $0.68-$ 5.88      5,577
  Options exercised...........................                 (468,884)   $0.32-$ 4.44       (572)
  Options canceled............................     212,912     (216,112)   $0.38-$ 6.63       (748)
                                                ----------    ---------                    -------
Balances, February 28, 1994...................     773,966    2,519,896    $0.32-$ 5.88      8,449
  Adoption of 1994 Directors Stock Option
     Plan.....................................     400,000
  Shares added to 1988 Plan...................   2,000,000
  Options granted.............................    (826,164)     826,164    $0.68-$ 9.38      4,894
  Options exercised...........................                 (584,848)   $0.32-$ 5.25     (1,858)
  Options canceled............................     337,344     (337,344)   $2.63-$ 5.32     (1,227)
                                                ----------    ---------                    -------
Balances, February 28, 1995...................   2,685,146    2,423,868    $0.32-$ 9.38     10,258
  Options granted.............................    (882,272)     882,272    $1.35-$19.50     11,915
  Options exercised...........................                 (540,254)   $0.39-$ 9.38     (2,050)
  Options canceled............................     239,966     (239,966)   $2.88-$14.63     (1,419)
                                                ----------    ---------                    -------
Balances, February 28, 1996...................   2,042,840    2,525,920    $0.32-$19.50    $18,704
                                                ==========    =========                    =======

     At February 28, 1996, options to purchase 799,630 shares of common stock were exercisable.

EMPLOYEE STOCK PURCHASE PLAN

     At February 28, 1996, the Company had reserved a total of 1,000,000 shares of common stock for issuance under its 1990 Employee Stock Purchase Plan (the
ESPP). The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market value on the specified purchase date or the beginning of the offering period. During fiscal 1994, 1995 and 1996, approximately 120,000 shares, 94,000 shares and 72,000 shares, respectively, were sold through the ESPP.

8. 401(K) PLANS

     The Company has two 401(k) Plans (the Plans), including a plan resulting from the business combination with Doctor Design (see Note 2), that cover essentially all employees. Each eligible employee may elect to contribute to the Plans, through payroll deductions, up to 15% of their compensation, subject to certain limitations. The Company is obligated to make matching contributions on behalf of each participating employee in an amount equal to 25% of an employee's contribution, up to 2% of the employee's compensation.

                            INTEGRATED SYSTEMS, INC.

8. 401(K) PLAN (CONTINUED)
For individuals who were employed by the Company prior to December 1, 1994, Company contributions are fully vested on the date of contribution. For individuals who became employed subsequent to November 30, 1994, Company contributions vest ratably over a six-year period. The Company's contributions charged against income totaled approximately $170,000, $228,000 and $390,000 in fiscal 1994, 1995 and 1996, respectively.

9. INCOME TAXES

     The provision for income taxes included the following (in thousands):

                                                                YEAR ENDED FEBRUARY 28,
                                                             ------------------------------
                                                              1994        1995       1996
                                                             -------     ------     -------
    Federal:
      Current..............................................  $ 1,851     $1,838     $ 3,211
      Deferred.............................................   (1,021)      (429)     (1,584)
                                                             -------     ------     -------
                                                                 830      1,409       1,627
                                                             -------     ------     -------
    State:
      Current..............................................      730        647       1,208
      Deferred.............................................     (252)       (58)       (593)
                                                             -------     ------     -------
                                                                 478        589         615
                                                             -------     ------     -------
    Foreign................................................      627      1,112       1,270
                                                             -------     ------     -------
                                                             $ 1,935     $3,110     $ 3,512
                                                             =======     ======     =======

     The reconciliation between the effective tax rates and statutory federal income tax rate is shown in the following table:

                                                                      YEAR ENDED FEBRUARY
                                                                              28,
                                                                     ----------------------
                                                                     1994     1995     1996
                                                                     ----     ----     ----
    Statutory federal income tax rate..............................  34.0%    34.0%    34.0%
    State taxes, net of federal income tax benefit.................   5.3      4.6      5.4
    Acquisition costs..............................................                     8.0
    Research and development tax credit and credit carryforwards...  (2.9)    (1.2)    (2.0)
    Foreign sales corporation tax benefit..........................  (3.8)    (3.7)    (3.5)
    Other..........................................................  (0.5)    (1.3)    (1.9)
                                                                     ----     ----     ----
    Effective tax rate.............................................  32.1%    32.4%    40.0%
                                                                     ====     ====     ====

     Domestic and foreign components of income before income taxes were (in thousands):

                                                                 YEAR ENDED FEBRUARY 28,
                                                               ----------------------------
                                                                1994       1995       1996
                                                               ------     ------     ------
    Domestic.................................................  $5,410     $8,558     $7,430
    Foreign..................................................     611      1,042      1,365
                                                               ------     ------     ------
                                                               $6,021     $9,600     $8,795
                                                               ======     ======     ======

                            INTEGRATED SYSTEMS, INC.

9. INCOME TAXES (CONTINUED)
     The significant components of deferred tax assets and liabilities consist of the following (in thousands):

                                                                          FEBRUARY 28,
                                                                       -------------------
                                                                        1995         1996
                                                                       ------       ------
    Deferred tax assets:
      Purchased intangibles..........................................               $2,572
      Tax credit carryforwards.......................................  $  778
      Accelerated depreciation.......................................     207          296
      Accrued vacation and holiday...................................     266          262
      Allowance for doubtful accounts................................     243          387
      Other..........................................................     366           58
                                                                       ------       ------
                                                                       $1,860       $3,575
                                                                       ======       ======
    Deferred tax liabilities:
      Software development costs.....................................  $  766       $  510
      Marketable securities..........................................                  222
      Cash to accrual adjustment.....................................     289          564
                                                                       ------       ------
                                                                       $1,055       $1,296
                                                                       ======       ======

     The Company has not provided a valuation allowance for its net deferred tax assets as it expects such amounts to be realized through taxable income from future operations, or by carryback to prior years' taxable income.

10. BUSINESS SEGMENT INFORMATION

     The Company operates in one business segment: the design, marketing and support of products for automating the process of real-time software development and system design, including engineering services to assist customers in implementing specific solutions.

     The Company's foreign operations primarily consist of sales and customer service organizations. Revenue, income and assets of the Company's foreign subsidiaries were not material to the consolidated financial statements in fiscal 1994, 1995 and 1996.

     Revenue by geographical location of customer is as follows (in thousands):

                                                                YEAR ENDED FEBRUARY 28,
                                                            --------------------------------
                                                              1994        1995        1996
                                                            --------    --------    --------
    North America.........................................  $ 32,277    $ 41,723    $ 56,109
    Europe................................................     8,734       9,541      17,028
    Asia/Pacific..........................................     4,772       6,790      11,305
                                                             -------     -------     -------
                                                            $ 45,783    $ 58,054    $ 84,442
                                                             =======     =======     =======

     Export revenue to Europe was $5,213,000, $6,472,000 and $9,458,000 for
fiscal 1994, 1995 and 1996, respectively. Export revenue to Asia/Pacific was $4,772,000, $6,790,000 and $11,305,000, in fiscal 1994, 1995 and 1996, respectively.

     Revenue from the United States Government, which are primarily engineering services, was approximately 11% of total revenue for fiscal 1994. No other customer accounted for 10% or more of total revenue in the reported periods.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

     In connection with our audits of the consolidated financial statements of Integrated Systems, Inc. and Subsidiaries as of February 28, 1995 and 1996, and for the each of the three years in the period ended February 28, 1996, which financial statements are included in the Registrant's Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14 herein.

     In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
March 27, 1996

                                                                     SCHEDULE II

                            INTEGRATED SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                     COLUMN C
                                                COLUMN B       ---------------------                     COLUMN E
                                               -----------     CHARGED                                  ----------
                  COLUMN A                     BALANCE AT      TO COSTS      CHARGE       COLUMN D       BALANCE
- ---------------------------------------------   BEGINNING        AND        TO OTHER     ----------       AT END
                 DESCRIPTION                    OF PERIOD      EXPENSES     ACCOUNTS     WRITE-OFFS     OF PERIOD
- ---------------------------------------------  -----------     --------     --------     ----------     ----------
For the year ended February 28, 1994:
  Allowance for doubtful accounts............   $ 310,000      $184,000           --      $  12,000      $ 482,000
For the year ended February 28, 1995:
  Allowance for doubtful accounts............   $ 482,000      $253,000           --      $ 106,000      $ 629,000
For the year ended February 28, 1996:
  Allowance for doubtful accounts............   $ 629,000      $286,000           --      $  63,000      $ 852,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 1996.

                                          INTEGRATED SYSTEMS, INC.

                                          By: /s/ NARENDRA K. GUPTA

                                            ------------------------------------
                                            Narendra K. Gupta,
                                            Chairman of the Board and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  NAME                                   TITLE                        DATE
- ----------------------------------------  -----------------------------------    ---------------
      Principal Executive Officer:
        /s/ DAVID P. ST. CHARLES          President, Chief Executive Officer     April 11, 1996
- ----------------------------------------  and Director
          David P. St. Charles
   Principal Financial and Accounting
                 Officer:
          /s/ STEVEN SIPOWICZ             Vice President, Finance and Chief      April 11, 1996
- ----------------------------------------  Financial Officer
            Steven Sipowicz
         Additional Directors:
         /s/ NARENDRA K. GUPTA            Chairman of the Board and Secretary    April 11, 1996
- ----------------------------------------
           Narendra K. Gupta
           /s/ JOHN C. BOLGER             Director                               April 11, 1996
- ----------------------------------------
             John C. Bolger
            /s/ VINITA GUPTA              Director                               April 11, 1996
- ----------------------------------------
              Vinita Gupta
           /s/ THOMAS KAILATH             Director                               April 11, 1996
- ----------------------------------------
             Thomas Kailath
         /s/ RICHARD C. MURPHY            Director                               April 11, 1996
- ----------------------------------------
           Richard C. Murphy

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
 NUMBER                                     EXHIBIT                                      PAGE
- --------     ----------------------------------------------------------------------  ------------
 3.01(i)     Registrant's Articles of Incorporation, as amended to date. ..........
10.14        Agreement of Purchase and Sale between Connecticut General Life
             Insurance Company and the Registrant dated February 9, 1996. .........
11.01        Statement regarding computation of net income per share. .............
21.01        List of Registrant's Subsidiaries. ...................................
23.01        Consent of Independent Accountants. ..................................
27.01        Financial Data Schedule. .............................................