Form 10-Q
period 1996-05-31
INTEGRATED SYSTEMS INC
filed 1996-07-12
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 31, 1996

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


                         ------------------------------


                             201 Moffett Park Drive
                           Sunnyvale, California 94089
                                 (408) 542-1500
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)


                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

The number of shares outstanding of the Registrant's Common Stock on June 30, 1996 was 22,158,887 shares.

The Exhibit Index is located on page 12.                     Page 1 of 14 pages.


                            INTEGRATED SYSTEMS, INC.

                                      INDEX


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                   3

                  Condensed Consolidated Balance Sheets at May 31, 1996 and February 28, 1996            4

                  Condensed Consolidated Statements of Income for the Three Months Ended
                  May 31, 1996 and 1995                                                                  5

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended May 31, 1996 and 1995                                                            6

                  Notes to Condensed Consolidated Financial Statements                                   7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                          8



PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                      12


SIGNATURES                                                                                              13





   =======================================================================

   This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding the Company's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ are those detailed elsewhere in this Report in Management's
   Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Securities and Exchange Commission reports.

   ========================================================================

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements


The condensed consolidated interim financial statements included herein have been prepared by Integrated Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1996. The February 28, 1996 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                          May 31,   February 28,
                                                           1996         1996
                                                         --------     --------
                                                        (unaudited)
                                ASSETS

Current assets:
     Cash and cash equivalents                            $  17,043   $  21,822
     Marketable securities                                   11,180      12,231
     Accounts receivable, net                                19,894      19,822
     Deferred income taxes                                      528         373
     Prepaid expenses and other                               3,931       3,587
                                                          ---------   ---------

          Total current assets                               52,576      57,835

Marketable securities                                        23,554      15,423
Property and equipment, net                                  18,101       5,593
Intangible assets, net                                        1,891       2,106
Deferred income taxes                                         1,906       1,906
Other assets                                                  3,241       2,401
                                                          ---------   ---------

          Total assets                                    $ 101,269   $  85,264
                                                          =========   =========

                             LIABILITIES

Current liabilities:
     Accounts payable                                     $   3,067   $   4,309
     Accrued payroll and related expenses                     3,899       3,673
     Other accrued liabilities                                4,278       4,842
     Income taxes payable                                      --         4,191
     Deferred revenue                                        11,282       9,389
                                                          ---------   ---------

          Total current liabilities                          22,526      26,404

Other liabilities                                               492         584
                                                          ---------   ---------

          Total liabilities                                  23,018      26,988
                                                          ---------   ---------

                         SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
     22,115 and 21,206 shares issued and outstanding at
     May 31, 1996 and February 28, 1996, respectively        58,165      40,283
Unrealized holding gain on marketable securities, net            49         333
Translation adjustment                                          (74)       --
Retained earnings                                            20,111      17,660
                                                          ---------   ---------

          Total shareholders' equity                         78,251      58,276
                                                          ---------   ---------

          Total liabilities and shareholders' equity      $ 101,269   $  85,264
                                                          =========   =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended
                                                                  May 31,
                                                           ---------------------
                                                            1996          1995
                                                           -------       -------

Revenue:
    Product                                                $13,718       $11,622
    Services                                                 9,433         6,836
                                                           -------       -------

        Total revenue                                       23,151        18,458
                                                           -------       -------

Costs and expenses:
    Cost of product revenue                                  2,011         2,466
    Cost of services revenue                                 4,174         3,423
    Marketing and sales                                      8,821         6,379
    Research and development                                 3,712         2,585
    General and administrative                               2,011         1,557
    Amortization of intangible assets                          103           186
                                                           -------       -------
        Total costs and expenses                            20,832        16,596
                                                           -------       -------

            Income from operations                           2,319         1,862

Interest and other income                                    1,394           525
                                                           -------       -------

            Income before income taxes                       3,713         2,387

Provision for income taxes                                   1,262           809
                                                           -------       -------

            Net income                                     $ 2,451       $ 1,578
                                                           =======       =======

Earnings per share                                         $  0.11       $  0.07
                                                           =======       =======

Shares used in per share calculations                       22,709        21,714
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


                                                      INTEGRATED SYSTEMS, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)

                                                                                                            Three Months Ended
                                                                                                                   May 31,
                                                                                                       ----------------------------
                                                                                                         1996                1995
                                                                                                       --------            --------

Cash flows from operating activities:
     Net income                                                                                        $  2,451            $  1,578
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                                                     962               1,214
          Deferred income taxes                                                                              (9)                249
          Net income from unconsolidated subsidiary                                                        (483)               --
          Changes in assets and liabilities:
               Accounts receivable                                                                          (72)              2,109
               Prepaid expenses and other                                                                  (344)                 33
               Accounts payable, accrued payroll and
                    other accrued liabilities                                                            (1,580)                600
               Income taxes payable                                                                      (1,061)               (636)
               Deferred revenue                                                                           1,893                (284)
               Other assets and liabilities                                                                 (97)                (18)
                                                                                                       --------            --------

          Net cash provided by operating activities                                                       1,660               4,845
                                                                                                       --------            --------

Cash flows from investing activities:
     Purchases of marketable securities, net                                                             (7,510)             (1,152)
     Additions to property and equipment, net                                                           (13,095)             (1,176)
     Capitalized software development costs                                                                (285)               (160)
     Other                                                                                                 (152)                 58
                                                                                                       --------            --------

          Net cash used in investing activities                                                         (21,042)             (2,430)
                                                                                                       --------            --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                              12,955                --
     Proceeds from exercise of common stock options and
          purchases under the Employee Stock Purchase Plan                                                1,700                 642
     Other                                                                                                 --                   (53)
                                                                                                       --------            --------

          Net cash provided by financing activities                                                      14,655                 589
                                                                                                       --------            --------

     Effect of exchange rate fluctuations on cash and cash equivalents                                      (52)               --

Net increase (decrease) in cash and cash equivalents                                                     (4,779)              3,004
Cash and cash equivalents at beginning of period                                                         21,822               7,746
                                                                                                       --------            --------

Cash and cash equivalents at end of period                                                             $ 17,043            $ 10,750
                                                                                                       ========            ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes, net                                                 $  1,889            $  1,011

Supplemental schedule of noncash investing and financing activities:
     Unrealized gain (loss) on marketable securities                                                   $   (430)           $    464
     Tax benefit from disqualifying dispositions of common stock                                       $  3,379                --


The accompanying notes are an integral part of these condensed consolidated financial statements.


                            INTEGRATED SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Information for the three months ended May 31,
                           1996 and 1995 is unaudited)

1.       Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Integrated Systems, Inc. and its wholly owned subsidiaries, after elimination of all significant intercompany accounts and transactions, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1996. These condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles.

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

The following table sets forth the calculation of earnings per share for purposes of this report:

                                                             Three Months Ended
                                                                   May 31,
                                                             -------------------
(in thousands, except per share data)                          1996       1995
                                                             -------     -------
                                                                  (unaudited)
Primary:
     Net income                                              $ 2,451     $ 1,578
                                                             =======     =======
     Number of shares:
          Weighted average number of common
               shares outstanding                             21,506      20,685
          Dilutive effect of stock options, net                1,203       1,029
                                                             -------     -------
                                                              22,709      21,714
                                                             =======     =======

Earnings per share                                           $  0.11     $  0.07
                                                             =======     =======


Fully diluted:
     Net income                                              $ 2,451     $ 1,578
                                                             =======     =======
     Number of shares:
          Weighted average number of common
               shares outstanding                             21,506      20,685
          Dilutive effect of stock options, net                1,301       1,029
                                                             -------     -------
                                                              22,807      21,714
                                                             =======     =======
Earnings per share                                           $  0.11     $  0.07
                                                             =======     =======


3.       Building Purchase

In March 1996, the Company purchased a building, which became its principal facility, for cash of approximately $12.0 million. The Company moved to this new facility in April 1996. Depreciation is computed using the straight-line method over the estimated useful life of 25 years. No depreciation is charged in respect of the land acquired.

4.       Issuance of Common Stock

In May 1996, 500,000 shares of common stock were issued by the Company and approximately 1.7 million shares were sold by selling shareholders to the public, at a price of $28.00 per share in connection with an offering of the Company's common stock. The net proceeds to the Company, after issuance costs, were approximately $13.0 million, and will be used for general corporate purposes, including working capital and possible acquisitions.

In addition,  all share and per share information applicable to prior periods in
the  accompanying   financial  statements  has  been  restated  to  reflect  the two-for-one stock split which was effective April 5, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended February 28, 1996, as filed with the Securities and Exchange Commission on April 12, 1996.

Overview

Integrated Systems designs, develops, markets and supports software products for embedded microprocessor-based applications and provides related engineering services. The Company currently derives substantially all of its revenues from licensing of these products and providing related maintenance and engineering and consulting services. In October 1995, the Company acquired TakeFive Software GmbH ("TakeFive"), an Austrian corporation in the business of developing and marketing software tools used in software development, including SNiFF+, an advanced object-oriented integrated development environment. In January 1996, the Company acquired Doctor Design, Inc. ("Doctor Design"), a California corporation that develops multimedia hardware, software and application specific integrated circuit technology. Each of these business combinations has been accounted for as a pooling of interests and the results of operations for all periods presented include the results of TakeFive and Doctor Design.

Forward-Looking Information is Subject to Risk and Uncertainty

Except for the historical information contained in this Quarterly Report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty.
These forward-looking statements include, but are not limited to, certain operating expense levels, the level of international revenue, the level of other income, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and the other risk factors detailed in the Company's Annual Report on Form 10-K for the year ended February 28, 1996, Form S-3 and other documents filed with the Securities and Exchange Commission.

Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.

Results of Operations

The following table sets forth for the periods presented the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change in each line item from the prior period:

                                        Percentage of        Period-to-Period
                                        Total Revenue        Percentage Change
                                      -------------------  ---------------------
                                      Three Months Ended    Three Months Ended
                                           May 31,                May 31,
                                       1996      1995      1996 compared to 1995
                                      -------   -------    ---------------------

Revenue:
     Product                             59%       63%             18%
     Services                            41        37              38
                                       ----      ----
          Total revenue                 100       100              25
                                       ----      ----

Costs and expenses:
     Cost of product revenue              9        13             (18)
     Cost of services revenue            18        19              22
     Marketing and sales                 38        35              38
     Research and development            16        14              44
     General and administrative           9         8              29
     Amortization of intangible
          assets                         --         1             (45)
                                       ----      ----
          Total costs and expenses       90        90              26
                                       ----      ----

               Income from operations    10        10              25
Interest and other income                 6         3             166
                                       ----      ----
               Income before income
                    taxes                16        13              56
Provision for income taxes                5         4              56
                                       ----      ----
               Net income                11%        9%             55%
                                       ====      ====



Revenue

The Company's total revenue increased 25% from $18.5 million in the first quarter of fiscal 1996 to $23.2 million in the first quarter of fiscal 1997. A majority of the Company's total revenue came from product revenue, which increased 18% from $11.6 million in the first quarter of fiscal 1996 to $13.7 million in the first quarter of fiscal 1997. The increase in product revenue was primarily due to increased unit shipments of pSOSystem and SNiFF+ in all geographic regions and the introduction of new products. MATRIXx revenue for the first quarter of fiscal 1997 was flat year over year due, in part, to a slowdown in the domestic market and changes in the MATRIXx sales force. Services revenue increased 38% from $6.8 million in the first quarter of fiscal 1996 to $9.4 million in the first quarter of fiscal 1997 primarily due to increases in the number and size of consulting contracts and an increase in maintenance revenue from the Company's growing installed base of customers.

The percentage of the Company's total revenue from customers located internationally was 33% and 31% in the first quarters of fiscal 1997 and 1996, respectively. The Company expects international revenue will continue to grow as a percentage of total revenue.

Costs and Expenses

The Company's cost of product revenue as a percentage of product revenue decreased from 21% in the first quarter of fiscal 1996 to 15% in the first quarter of fiscal 1997. This decrease is due to a reduction in hardware costs associated with product sales and third party software costs. The Company's cost of services revenue as a percentage of services revenue was 44% in the first quarter of fiscal 1997 compared to 50% in the first quarter of fiscal 1996. The decrease is primarily a result of a shift in service revenue mix to higher margin maintenance revenue as opposed to lower margin consulting revenue.

Marketing  and sales  expenses  were $8.8  million and $6.4 million in the first quarters of fiscal 1997 and 1996, respectively, representing 38% and 35%, respectively, of total revenue. These increases were primarily due to additional expenses associated with the Company's continued investment in the domestic and international sales and support infrastructure. The Company has opened subsidiary offices in Japan, Korea, Canada, Germany and Italy during the quarter. The Company anticipates that marketing and sales expenses will decrease as a percentage of total revenue for the whole of fiscal 1997.

Research and development expenses were $3.7 million and $2.6 million in the first quarters of fiscal 1997 and 1996, respectively, representing 16% and 14%, respectively, of total revenue. These increases were primarily the result of increased personnel and consulting expenses associated with bringing several products to market, and to support the Company's continued emphasis on developing new products and enhancing existing products. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS No. 86) were $285,000 in the first quarter of fiscal 1997 compared to $160,000 in the first quarter of fiscal 1996. The amount capitalized represents approximately 7% of total research and development expenditures for the first quarter of fiscal 1997 compared to 6% in the first quarter of the previous fiscal year. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for the first quarter of fiscal 1997 was $229,000 compared to $214,000 for the first quarter of fiscal 1996.

General and administrative expenses were $2.0 million and $1.6 million in the first quarters of fiscal 1997 and 1996, respectively, representing 9% and 8%, respectively, of total revenue. The dollar increases were primarily the result of increased headcount, related in part to the acquisitions of Doctor Design and TakeFive.

Interest and other income was $1.4 million in the first quarter of fiscal 1997 compared to $525,000 in the first quarter of fiscal 1996. The increase is primarily due to the inclusion of net operating income of $730,000 from an unconsolidated affiliate acquired in December 1995 which is required to be accounted for under the equity method of accounting. The Company anticipates that the net operating results of the unconsolidated affiliate will significantly decline for the remainder of fiscal 1997.

Recent Accounting Pronouncements

During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 is effective for the Company's fiscal year 1997. The Company has studied the implications of the statement and does not expect it to have a material impact on the Company's financial condition or results of operations.

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

Liquidity and Capital Resources

The Company has funded its operations to date principally through cash flows from operations. As of May 31, 1996, the Company had $51.8 million of cash, cash equivalents and marketable securities. This represents an increase of $2.3 million from February 28, 1996. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital and capital expenditures for the next 12 months and the foreseeable future.

Net cash provided by operating activities during the first quarter of fiscal 1997 totaled $1.7 million, a decrease of $3.2 million over the amount generated in the first quarter of fiscal 1996. Net cash provided by operating activities decreased, in spite of an increase in net income, due mainly to changes in accounts payable, accrued payroll and other accrued liabilities, and deferred revenue.

Net cash used in investing activities totaled $21.0 million in the first quarter of fiscal 1997 compared to $2.4 million in fiscal 1996. The increase in net cash used in investing activities was due primarily to the purchase of a building, which became the Company's principal facility, and net purchases of marketable securities.

Net cash provided by financing activities totaled $14.7 million in the first quarter of fiscal 1997 compared to $589,000 in the first quarter of fiscal 1996. The increase in net cash provided by financing activities in the first quarter of fiscal 1997 was due to the issuance of common stock in May 1996 and an increase in the proceeds from the exercise of options to purchase Common Stock and purchases under the Employee Stock Purchase Plan.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         The following exhibit is filed herewith:

         Exhibit                                                    Page
         Number       Title                                         Number
         ------       -----                                         ------

          27.00       Financial Data Schedule                         14


    (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the three months ended May 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   July 12, 1996                   INTEGRATED SYSTEMS, INC.
                                         (Registrant)




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