Form 10-Q
period 1996-08-31
INTEGRATED SYSTEMS INC
filed 1996-10-15
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 1996

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

The number of shares outstanding of the Registrant's Common Stock on September 30, 1996 was 22,900,235 shares.

The Exhibit Index is located on page 13.                     Page 1 of 15 pages.

                            INTEGRATED SYSTEMS, INC.

                                      INDEX


                                                                                                        Page
                                                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                     3

                  Condensed Consolidated Balance Sheets at August 31, 1996 and February 28, 1996           4

                  Condensed Consolidated Statements of Income for the Three and Six Months Ended
                  August 31, 1996 and 1995                                                                 5

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  August 31, 1996 and 1995                                                                 6

                  Notes to Condensed Consolidated Financial Statements                                     7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                            8



PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                     13

Item 6.           Exhibits and Reports on Form 8-K                                                        13


SIGNATURES                                                                                                14




================================================================================
This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding the Company's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Securities and Exchange Commission reports.
================================================================================

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements


The condensed consolidated interim financial statements included herein have been prepared by Integrated Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1996. The February 28, 1996 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying condensed consolidated interim financial statements have been prepared in all material respects in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the financial position, results of operations, and cash flows for the periods indicated. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         August 31, February 28,
                                                            1996        1996
                                                         ----------  -----------
                                                        (unaudited)
               ASSETS

Current assets:
     Cash and cash equivalents                           $  11,198    $  21,822
     Marketable securities                                   9,915       12,231
     Accounts receivable, net                               21,386       19,822
     Deferred income taxes                                     142          373
     Prepaid expenses and other                              3,609        3,587
                                                         ---------    ---------
          Total current assets                              46,250       57,835

Marketable securities                                       29,901       15,423
Property and equipment, net                                 18,996        5,593
Intangible assets, net                                       2,533        2,106
Deferred income taxes                                        1,906        1,906
Other assets                                                 3,288        2,401
                                                         ---------    ---------
          Total assets                                   $ 102,874    $  85,264
                                                         =========    =========
            LIABILITIES

Current liabilities:
     Accounts payable                                    $   3,823    $   4,309
     Accrued payroll and related expenses                    2,300        3,673
     Other accrued liabilities                               4,614        4,842
     Income taxes payable                                      357        4,191
     Deferred revenue                                        9,575        9,389
                                                         ---------    ---------
          Total current liabilities                         20,669       26,404

Other liabilities                                              127          584
                                                         ---------    ---------
          Total liabilities                                 20,796       26,988
                                                         ---------    ---------
        SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
     22,855 and 21,206 shares issued and outstanding at
     August 31, 1996 and February 28, 1996, respectively    58,583       40,283
Unrealized holding gain on marketable securities, net           28          333
Translation adjustment                                         (98)        --
Retained earnings                                           23,565       17,660
                                                         ---------    ---------
          Total shareholders' equity                        82,078       58,276
                                                         ---------    ---------
          Total liabilities and shareholders' equity     $ 102,874    $  85,264
                                                         =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                        Three Months Ended     Six Months Ended
                                             August 31,             August 31,
                                        ------------------    ------------------
                                          1996       1995       1996       1995
                                        -------    -------    -------    -------
Revenue:
    Product                             $17,107    $12,146    $30,825    $23,768
    Services                              8,998      7,705     18,431     14,541
                                        -------    -------    -------    -------
        Total revenue                    26,105     19,851     49,256     38,309
                                        -------    -------    -------    -------
Costs and expenses:
    Cost of product revenue               2,086      2,073      4,097      4,539
    Cost of services revenue              3,892      3,971      8,066      7,394
    Marketing and sales                   9,842      6,246     18,663     12,625
    Research and development              4,409      2,843      8,121      5,428
    General and administrative            1,937      1,604      3,948      3,161
    Amortization of intangible assets       104        186        207        372
    Acquisition and other                   926        --         926        --
                                        -------    -------    -------    -------
        Total costs and expenses         23,196     16,923     44,028     33,519
                                        -------    -------    -------    -------
            Income from operations        2,909      2,928      5,228      4,790

Interest and other income                   798        691      2,192      1,216
                                        -------    -------    -------    -------
            Income before income taxes    3,707      3,619      7,420      6,006

Provision for income taxes                1,335      1,185      2,597      1,994
                                        -------    -------    -------    -------
            Net income                  $ 2,372    $ 2,434    $ 4,823    $ 4,012
                                        =======    =======    =======    =======

Earnings per share                      $  0.10    $  0.11    $  0.21    $  0.18
                                        =======    =======    =======    =======

Shares used in per share calculations    23,511     21,994     23,110     21,854
                                        =======    =======    =======    =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         Six Months Ended
                                                                            August 31,
                                                                       --------------------
                                                                         1996        1995
                                                                       --------    --------
Cash flows from operating activities:
   Net income                                                          $  4,823    $  4,012
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       2,067       1,998
      Write-down of intangible assets                                       616        --
      Deferred income taxes                                                 395         378
      Net income from unconsolidated subsidiary                            (267)       --
      Changes in assets and liabilities:
         Accounts receivable                                             (1,564)        224
         Prepaid expenses and other                                        (222)        (43)
         Accounts payable, accrued payroll and
           other accrued liabilities                                     (2,783)      1,005
         Income taxes payable                                              (270)        821
         Deferred revenue                                                   186          38
         Other assets and liabilities                                    (1,112)         23
                                                                       --------    --------
      Net cash provided by operating activities                           1,869       8,456
                                                                       --------    --------
Cash flows from investing activities:
   Purchases of marketable securities, net                              (12,631)     (3,408)
   Additions to property and equipment, net                             (14,771)     (2,071)
   Capitalized software development costs                                  (735)       (235)
   Other                                                                    956          58
                                                                       --------    --------
      Net cash used in investing activities                             (27,181)     (5,656)
                                                                       --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                12,790        --
   Proceeds from exercise of common stock options and
      purchases under the Employee Stock Purchase Plan                    1,928       1,791
   Other                                                                   --           (75)
                                                                       --------    --------
      Net cash provided by financing activities                          14,718       1,716
                                                                       --------    --------
Effect of exchange rate fluctuations on cash and cash equivalents           (30)       --

Net increase (decrease) in cash and cash equivalents                    (10,624)      4,516
Cash and cash equivalents at beginning of period                         21,822       7,746
                                                                       --------    --------
Cash and cash equivalents at end of period                             $ 11,198    $ 12,262
                                                                       ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes, net                   $  2,355    $  1,173

Supplemental schedule of noncash investing and financing activities:
   Unrealized gain (loss) on  marketable securities                    $   (469)   $    540
   Tax benefit from disqualifying dispositions of common stock         $  3,708        --


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (Information for the three and six months ended August 31, 1996 and 1995 is unaudited)

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


The following table sets forth the calculation of earnings per share for purposes of this report:

                                                           Three Months Ended    Six Months Ended
                                                                 August 31,          August 31,
                                                             -----------------   -----------------
(in thousands, except per share data)                          1996      1995      1996       1995
                                                             -------   -------   -------   -------
                                                               (unaudited)          (unaudited)
Primary:
   Net income                                                $ 2,372   $ 2,434   $ 4,823   $ 4,012
                                                             =======   =======   =======   =======
   Number of shares:
      Weighted average number of common shares outstanding    22,335    20,911    21,921    20,798
      Dilutive effect of stock options, net                    1,176     1,083     1,189     1,056
                                                             -------   -------   -------   -------
                                                              23,511    21,994    23,110    21,854
                                                             =======   =======   =======   =======
Earnings per share                                           $  0.10   $  0.11   $  0.21   $  0.18
                                                             =======   =======   =======   =======

Fully diluted:
   Net income                                                $ 2,372   $ 2,434   $ 4,823   $ 4,012
                                                             =======   =======   =======   =======
   Number of shares:
      Weighted average number of common shares outstanding    22,335    20,911    21,921    20,798
      Dilutive effect of stock options, net                    1,213     1,151     1,256     1,090
                                                             -------   -------   -------   -------
                                                              23,548    22,062    23,177    21,888
                                                             =======   =======   =======   =======
Earnings per share                                           $  0.10   $  0.11   $  0.21   $  0.18
                                                             =======   =======   =======   =======

3.       Acquisition and Other Expenses

Included in acquisition and other expenses is a $0.7 million write-down of capitalized intangible assets related to prior acquisitions and $0.2 million of professional fees and other costs incurred in connection with the acquisition of Epilogue Technology Corporation (see Note 4).

4.       Business Combinations

In July 1996, the Company acquired Epilogue Technology Corporation ("Epilogue"), a New Mexico corporation, by issuing 630,963 shares of Common Stock in exchange for all outstanding Epilogue common and preferred stock. The Company also assumed stock options that converted into options to purchase 69,033 shares of the Company's Common Stock. The business combination was accounted for as a pooling of interests. Results of operations have been included from the date of acquisition. Prior quarter and prior year's results have not been restated to include Epilogue operations as such operations were insignificant. In connection with the business combination, $0.2 million of merger related costs and expenses were charged to operations in the second quarter of fiscal 1997. Epilogue is a developer and distributor of network management and embedded Internet software for telecommunications and datacommunications equipment manufacturers, embedded software suppliers and networking related integrated circuit manufacturers.


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


Overview

Integrated Systems designs, develops, markets and supports software products for embedded microprocessor-based applications and provides related engineering services. The Company currently derives substantially all of its revenues from licensing these products and providing related maintenance and engineering and consulting services. In October 1995, the Company acquired TakeFive Software GmbH ("TakeFive"), an Austrian corporation in the business of developing and marketing software tools used in software development, including SNiFF+, an advanced object-oriented integrated development environment. In January 1996, the Company acquired Doctor Design, Inc. ("Doctor Design"), a California corporation that develops multimedia hardware, software and application specific integrated circuit technology. In July 1996, the Company acquired Epilogue Technology Corporation ("Epilogue"), a New Mexico corporation that develops and distributes network management and embedded internet software. Each of these business combinations has been accounted for as a pooling of interests. The results of operations for all periods presented include the results of TakeFive and Doctor Design. Results of operations for Epilogue have been included from the date of acquisition. Prior period results have not been restated to include Epilogue since those results were not significant.

Forward-Looking Information is Subject to Risk and Uncertainty; Additional Risks and Uncertainties

Except for the historical information contained in this Quarterly Report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty.
These forward-looking statements include, but are not limited to, certain operating expense levels, the level of international revenue, the level of other income, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and the other risk factors detailed in documents filed by the Company with the Securities and Exchange Commission.

The Company has made, and expects to continue to make in the near future, substantial expenditures in the areas of product development and sales and marketing. If the Company does not realize commensurate high levels of revenue, the Company will be unable to achieve satisfactory levels of earnings. The Company recently announced several new products, in particular pRISM(TM) and Decorum(TM). Portions of these products are expected to be released shortly. Delays in release of new products or the acceptance of these products by customers is likely to have a negative impact on the performance of the Company.

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

Results of Operations

The following tables set forth for the periods presented the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from the comparative prior period in each line item:


                                          Percentage of       Period-to-Period
                                          Total Revenue       Percentage Change
                                       ------------------  ---------------------
                                       Three Months Ended    Three Months Ended
                                            August 31,           August 31,
                                         1996      1995    1996 compared to 1995
                                        -----     -----    ---------------------

Revenue:
    Product                               66%       61%               41%
    Services                              34        39                17
                                        -----     -----
        Total revenue                    100       100                32
                                        -----     -----

Costs and expenses:
    Cost of product revenue                8        10                 1
    Cost of services revenue              15        20                (2)
    Marketing and sales                   38        32                58
    Research and development              17        14                55
    General and administrative             7         8                21
    Amortization of intangible assets     --         1               (44)
    Acquisition and other                  4        --               N/M
                                        -----     -----
       Total costs and expenses           89        85                37
                                        -----     -----

          Income from operations          11        15                (1)
Interest and other income                  3         3                15
                                        -----     -----
          Income before income taxes      14        18                 2
Provision for income taxes                 5         6                13
                                        -----     -----
          Net income                       9%       12%               (3)%
                                        =====     =====

                                          Percentage of        Period-to-Period
                                          Total Revenue       Percentage Change
                                       ------------------  ---------------------
                                        Six Months Ended     Six Months Ended
                                            August 31,           August 31,
                                         1996      1995    1996 compared to 1995
                                        -----     -----    ---------------------
Revenue:
   Product                                63%       62%                30%
   Services                               37        38                 27
                                        -----     -----
       Total revenue                     100       100                 29
                                        -----     -----

Costs and expenses:
    Cost of product revenue                8        12                (10)
    Cost of services revenue              16        19                  9
    Marketing and sales                   38        33                 48
    Research and development              17        14                 50
    General and administrative             8         8                 25
    Amortization of intangible assets     --         1                (44)
    Acquisition and other                  2        --                N/M
                                        -----     -----
       Total costs and expenses           89        87                 31
                                        -----     -----

          Income from operations          11        13                  9
Interest and other income                  4         3                 80
                                        -----     -----
          Income before income taxes      15        16                 24
Provision for income taxes                 5         5                 30
                                        -----     -----
          Net income                      10%       11%                20%
                                        =====     =====


N/M = Not Meaningful

Revenue

The Company's total revenue increased 32% from $19.9 million in the second quarter of fiscal 1996 to $26.1 million in the second quarter of fiscal 1997 and 29% from $38.3 million in the first six months of fiscal 1996 to $49.3 million in the first six months of fiscal 1997. A majority of the Company's total revenue came from product revenue, which increased 41% from $12.1 million in the second quarter of fiscal 1996 to $17.1 million in the second quarter of fiscal 1997 and 30% from $23.8 million for the first six months of fiscal 1996 to $30.8 million in the first six months of fiscal 1997. The increase in product revenue was primarily due to increased unit shipments of pSOSystem and SNiFF+ in all geographic regions and the introduction of new products. MATRIXx revenue for the second quarter and the first six months of fiscal 1997 was essentially unchanged year over year. Services revenue increased 17% from $7.7 million in the second quarter of fiscal 1996 to $9.0 million in the second quarter of fiscal 1997, and 27% from $14.5 million in the first six months of fiscal 1996 to $18.4 million in the first six months of fiscal 1997, primarily due to increases in the number and size of consulting contracts and an increase in maintenance revenue from the Company's growing installed base of customers.

The percentage of the Company's total revenue from customers located internationally was 37% and 30% in the second quarters of fiscal 1997 and 1996, respectively, and 38% and 30% in the first six months of fiscal 1997 and 1996, respectively. The Company expects international revenue will continue to grow as a percentage of total revenue.

Costs and Expenses

The Company's cost of product revenue as a percentage of product revenue decreased from 17% in the second quarter of fiscal 1996 to 12% in the second quarter of fiscal 1997 and from 19% in the first six months of fiscal 1996 to 13% in the first six months of fiscal 1997. These decreases are primarily due to product sales mix and third party software royalty costs. The Company's cost of services revenue as a percentage of services revenue was 43% in the second quarter of fiscal 1997 compared to 52% in the second quarter of fiscal 1996 and 44% in the first six months of fiscal 1997 compared to 51% in the first six months of fiscal 1996. These decreases are primarily a result of a shift in service revenue mix to higher margin maintenance revenue as opposed to lower margin consulting revenue.

Marketing and sales expenses were $9.8 million and $6.2 million in the second quarters of fiscal 1997 and 1996, respectively, representing 38% and 32%, respectively, of total revenue. For the first six months of fiscal 1997 and 1996, marketing and sales expenses were $18.7 million and $12.6 million, respectively, representing 38% and 33%, respectively, of total revenue. These increases were primarily due to additional expenses associated with the Company's continued investment in the domestic and international sales and support infrastructure, along with promotional costs and other costs involved in the introduction of new products. The Company anticipates that marketing and sales expenses will decrease as a percentage of total revenue for the whole of fiscal 1997.

Research and development expenses were $4.4 million and $2.8 million in the second quarters of fiscal 1997 and 1996, respectively, representing 17% and 14%, respectively, of total revenue. For the first six months of fiscal 1997 and 1996, research and development expenses were $8.1 million and $5.4 million, respectively, representing 17% and 14%, respectively, of total revenue. These increases were primarily the result of increased personnel and consulting expenses associated with the announcement of several new products at the Embedded Systems Conference in September 1996, and to support the Company's continued emphasis on developing new products and enhancing existing products. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS No. 86) were $450,000 in the second quarter of fiscal 1997 compared to $75,000 in the second quarter of fiscal 1996 and $735,000 in the first six months of fiscal 1997 compared to $235,000 in the first six months of fiscal 1996. The amounts capitalized represent approximately 9% of total research and development expenses for the second quarter of fiscal 1997 compared to 3% in the second quarter of the previous fiscal year and 8% in the first six months of fiscal 1997 compared to 3% in the first six months of fiscal 1996. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for the second quarter of fiscal 1997 was $206,000 compared to $247,000 for the second quarter of fiscal 1996 and $435,000 for the first six months of fiscal 1997 compared to $461,000 for the first six months of fiscal 1996.

General and administrative expenses were $1.9 million and $1.6 million in the second quarters of fiscal 1997 and 1996, respectively, representing 7% and 8%, respectively, of total revenue. For the first six months of fiscal 1997 and 1996, general and administrative expenses were $3.9 million and $3.2 million, respectively, representing 8% of total revenue. The dollar increases were primarily the result of increased headcount, related in part to the acquisitions of Doctor Design, TakeFive and Epilogue.

Interest and other income was $0.8 million in the second quarter of fiscal 1997 compared to $0.7 million in the second quarter of fiscal 1996 and $2.2 million in the first six months of fiscal 1997 compared to $1.2 million in the first six months of fiscal 1996. These increases are primarily due to the inclusion of net operating income from an unconsolidated subsidiary acquired in December 1995 which is required to be accounted for under the equity method of accounting. The Company anticipates that the unconsolidated subsidiary will post significant losses for the remainder of fiscal 1997.

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


Liquidity and Capital Resources

The Company has funded its operations to date principally through cash flows from operations. As of August 31, 1996, the Company had $51.0 million of cash, cash equivalents and marketable securities. This represents an increase of $1.5 million from February 28, 1996. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital and capital expenditures for the next 12 months and the foreseeable future.

Net cash provided by operating activities during the first six months of fiscal 1997 totaled $1.9 million, a decrease of $6.6 million over the amount generated in the first six months of fiscal 1996. Net cash provided by operating activities decreased, in spite of an increase in net income, due mainly to changes in accounts receivable, accounts payable, accrued payroll and other accrued liabilities, and other assets and liabilities.

Net cash used in investing activities totaled $27.1 million in the first six months of fiscal 1997 compared to $5.7 million in fiscal 1996. The increase in net cash used in investing activities was due primarily to the purchase of a building, which became the Company's principal facility, and net purchases of marketable securities.

Net cash provided by financing activities totaled $14.7 million in the first six months of fiscal 1997 compared to $1.7 million in the first six months of fiscal 1996. The increase in net cash provided by financing activities was due to the issuance of Common Stock in May 1996 in a secondary offering and an increase in the proceeds from the exercise of options to purchase Common Stock and purchases under the Employee Stock Purchase Plan.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held July 17, 1996, the shareholders elected directors of the Company with the following nominees receiving the votes indicated:

                       Name                  For           Withheld
                       ----                  ---           --------

                John C. Bolger           19,155,984         64,556
                Narendra K. Gupta        19,155,054         65,486
                Vinita Gupta             19,153,148         67,392
                Thomas Kailath           19,155,784         64,756
                Richard C. Murphy        19,156,184         64,356
                David P. St. Charles     19,156,184         64,356


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


  (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the three months ended August 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   October 14, 1996                  INTEGRATED SYSTEMS, INC.
                                           (Registrant)


                                           /s/ David P. St. Charles
                                           -------------------------------------
                                           DAVID P. ST. CHARLES
                                           President and Chief Executive Officer



                                           /s/ Naren K. Gupta
                                           -------------------------------------
                                           NARENDRA K. GUPTA
                                           Chairman and Chief Financial Officer