Form 10-Q
period 1996-11-30
INTEGRATED SYSTEMS INC
filed 1997-01-14
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 1996

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


                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The number of shares outstanding of the Registrant's Common Stock on December 31, 1996 was 22,968,104 shares.

The Exhibit Index is located on page 13.

                                                             Page 1 of 15 pages.

                            INTEGRATED SYSTEMS, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3

           Condensed Consolidated Balance Sheets at November 30, 1996 and
           February 28, 1996                                                  4

           Condensed Consolidated Statements of Operations for the Three
           and Nine Months Ended November 30, 1996 and 1995                   5

           Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended November 30, 1996 and 1995                            6

           Notes to Condensed Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8



PART II - OTHER INFORMATION

Item 5.    Other Information                                                 13

Item 6.    Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                   14




================================================================================
This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding the Company's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's other Securities and Exchange Commission reports.
================================================================================

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

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                       November 30, February 28,
                                                          1996         1996
                                                       ------------ ------------
                                                       (unaudited)
                        ASSETS

Current assets:
     Cash and cash equivalents                           $11,321       $21,822
     Marketable securities                                 7,085        12,231
     Accounts receivable, net                             26,815        19,822
     Deferred income taxes                                    --           373
     Prepaid expenses and other                            4,126         3,587
                                                        --------       -------
          Total current assets                            49,347        57,835

Marketable securities                                     34,047        15,423
Property and equipment, net                               19,139         5,593
Intangible assets, net                                     2,569         2,106
Deferred income taxes                                      1,906         1,906
Other assets                                               1,063         2,401
                                                        --------       -------
          Total assets                                  $108,071       $85,264
                                                        ========       =======

                      LIABILITIES

Current liabilities:
     Accounts payable                                     $4,413        $4,309
     Accrued payroll and related expenses                  4,939         3,673
     Other accrued liabilities                             4,144         4,842
     Income taxes payable                                    422         4,191
     Deferred revenue                                     10,680         9,389
                                                        --------       -------
          Total current liabilities                       24,598        26,404

Other liabilities                                            254           584
                                                        --------       -------
          Total liabilities                               24,852        26,988
                                                        --------       -------

                 SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
     22,945 and 21,206 shares issued and outstanding
     at November 30, 1996 and February 28, 1996,
     respectively                                         59,590        40,283
Unrealized holding gain on marketable securities, net        611           333
Translation adjustment                                      (453)           --
Retained earnings                                         23,471        17,660
                                                        --------       -------
          Total shareholders' equity                      83,219        58,276
                                                        --------       -------
          Total liabilities and shareholders' equity    $108,071       $85,264
                                                        ========       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                  (unaudited)

                                                Three Months Ended        Nine Months Ended
                                                   November 30,              November 30,
                                               ------------------         ------------------
                                                  1996       1995           1996      1995
                                                -------    -------        -------    -------

Revenue:
    Product                                     $18,515    $12,665        $49,340    $36,433
    Services                                      8,288      8,845         26,719     23,386
                                                -------    -------        -------    -------

        Total revenue                            26,803     21,510         76,059     59,819
                                                -------    -------        -------    -------

Costs and expenses:
    Cost of product revenue                       2,681      2,128          6,778      6,667
    Cost of services revenue                      4,223      4,147         12,289     11,541
    Marketing and sales                           9,999      6,761         28,662     19,386
    Research and development                      4,149      2,827         12,270      8,255
    General and administrative                    2,154      1,640          6,309      5,173
    Acquisition-related and other                 4,750      3,601          5,676      3,601
                                                -------    -------        -------    -------
        Total costs and expenses                 27,956     21,104         71,984     54,623
                                                -------    -------        -------    -------

            Income (loss) from operations        (1,153)       406          4,075      5,196

Interest and other income                         1,008        511          3,200      1,727
                                                -------    -------        -------    -------

            Income (loss) before income taxes      (145)       917          7,275      6,923

Provision (benefit) for income taxes                (51)       333          2,546      2,327
                                                -------    -------        -------    -------

            Net income (loss)                      ($94)      $584         $4,729     $4,596
                                                =======    =======        =======    =======

Earnings per share                                $0.00      $0.03          $0.20      $0.21
                                                =======    =======        =======    =======

Shares used in per share calculations            22,909     22,284         23,385     21,997
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

                            INTEGRATED SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                               November 30,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
Cash flows from operating activities:
     Net income                                            $  4,729    $  4,596
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                       3,002       2,636
          Write-down of intangible assets                       616       3,083
          Deferred income taxes                                 474         220
          Net income from unconsolidated subsidiary            (604)        --
          Changes in assets and liabilities:
               Accounts receivable                           (7,000)     (3,847)
               Prepaid expenses and other                      (706)       (424)
               Accounts payable, accrued payroll and
                    other accrued liabilities                  (263)      1,775
               Income taxes payable                            (671)        717
               Deferred revenue                                 935       1,321
               Other assets and liabilities                    (315)       (164)
                                                           --------    --------
          Net cash provided by operating activities             197      10,761
                                                           --------    --------
Cash flows from investing activities:
     Purchases of marketable securities, net                (13,050)     (6,261)
     Additions to property and equipment, net               (15,423)     (2,746)
     Capitalized software development costs                  (1,085)       (285)
     Cash acquired in acquistions                             3,150        --
     Other                                                      --         (442)
                                                           --------    --------
          Net cash used in investing activities             (26,408)     (9,734)
                                                           --------    --------
Cash flows from financing activities:
     Proceeds from issuance of common stock                  12,790         --
     Proceeds from exercise of common stock options and
        purchases under the Employee Stock Purchase Plan      2,935       2,251
     Other                                                      --         (111)
                                                           --------    --------
          Net cash provided by financing activities          15,725       2,140
                                                           --------    --------
Effect of exchange rate fluctuations on cash and cash
  equivalents                                                   (15)        --

Net increase (decrease) in cash and cash equivalents        (10,501)      3,167
Cash and cash equivalents at beginning of period             21,822       7,746
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 11,321    $ 10,913
                                                           ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes, net     $  2,607    $  1,610

Supplemental schedule of noncash investing and financing
  activities:
     Unrealized gain on marketable securities              $    428    $    750
     Tax benefit from disqualifying dispositions of
        common stock                                       $  3,708         --


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                    November 30, 1996 and 1995 is unaudited)

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


2.       Earnings Per Share

Earnings per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.


The following table sets forth the calculation of earnings per share for purposes of this report:


                                                               Three Months Ended   Nine Months Ended
                                                                   November 30,         November 30,
                                                               ------------------   -----------------
(in thousands, except per share data)                             1996      1995      1996      1995
                                                                 ------    ------    ------    ------
                                                                    (unaudited)          (unaudited)
Primary:
     Net income (loss)                                             ($94)     $584    $4,729    $4,596
                                                                 ======    ======    ======    ======
     Number of shares:
          Weighted average number of common shares outstanding   22,909    21,099    22,250    20,899
          Dilutive effect of stock options, net                             1,185     1,135     1,098
                                                                 ------    ------    ------    ------
                                                                 22,909    22,284    23,385    21,997
                                                                 ======    ======    ======    ======
Earnings per share                                                $0.00     $0.03     $0.20     $0.21
                                                                 ======    ======    ======    ======


Fully diluted:
     Net income (loss)                                             ($94)     $584    $4,729    $4,596
                                                                 ======    ======    ======    ======
     Number of shares:
          Weighted average number of common shares outstanding   22,909    21,099    22,250    20,899
          Dilutive effect of stock options, net                             1,221     1,180     1,132
                                                                 ------    ------    ------    ------
                                                                 22,909    22,320    23,430    22,031
                                                                 ======    ======    ======    ======
Earnings per share                                                $0.00     $0.03     $0.20     $0.21
                                                                 ======    ======    ======    ======


3.       Acquisition-related and Other Expenses

Acquisition-related and other expenses for the three months ended November 30, 1996, include a $4.8 million change related primarily to a one time payment made to the executives of a previously acquired company, Diab Data, Inc. (Diab Data). The payment was in exchange for the termination of future incentive payments that the Company was expecting to make through December 1998 under employment agreements entered into with those executives at the time of the acquisition.

In addition, the terms of the original acquisition agreement were revised, which enables the Company to consolidate the results of this subsidiary, which previously had been accounted for under the equity method of accounting. Accordingly, as of November 30, 1996 the balance sheet of this subsidiary is included in the consolidated balance sheet of the Company. The operating results of the subsidiary will be included in the Company's consolidated results from December 1, 1996 onward.

4.       Contingencies

The Company is involved in two separate contract disputes, one with a customer and one with a supplier. While management expects that these disputes, individually or in the aggregate, are not expected to have a material adverse effect on the Company's annual consolidated financial statements, the ultimate resolution of these matters is currently not determinable.


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


Overview

Integrated Systems designs, develops, markets and supports software products for embedded microprocessor-based applications and provides related engineering services. The Company currently derives substantially all of its revenues from licensing these products and providing related maintenance, engineering and consulting services. In October 1995, the Company acquired TakeFive Software GmbH ("TakeFive"), an Austrian corporation that develops and markets software tools used in software development, including SNiFF+, an advanced object-oriented integrated development environment. In January 1996, the Company acquired Doctor Design, Inc. ("Doctor Design"), a California corporation that develops multimedia hardware, software and application specific integrated circuit technology. In July 1996, the Company acquired Epilogue Technology Corporation ("Epilogue"), a Delaware corporation that develops and distributes network management and embedded internet software. Each of these business combinations has been accounted for as a pooling of interests. The results of operations for all periods presented include the results of TakeFive and Doctor Design. Results of operations for Epilogue have been included from the date of acquisition. Prior period results have not been restated to include Epilogue since those results were not significant. In December 1995, the Company acquired Diab Data, Inc. ("Diab Data"), a California corporation that develops and distributes software development tools. This acquisition was accounted for under the equity method of accounting until November 1996, when the financial position and results of operations of Diab Data have been included with the consolidated financial position and results of operations of the Company (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Forward-Looking Information is Subject to Risk and Uncertainty; Additional Risks and Uncertainties

Except for the historical information contained in this Quarterly Report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty.
These forward-looking statements include, but are not limited to, certain operating expense levels, the level of international revenue, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and the other risk factors detailed in documents filed by the Company with the Securities and Exchange Commission.

The Company has made, and expects to continue to make in the near future, substantial expenditures in the areas of product development and sales and marketing. If the Company does not realize commensurate high levels of revenue, the Company will be unable to achieve satisfactory levels of earnings. The Company recently announced several new products, in particular pRISM+(TM) and Decorum(TM). Portions of these products were released recently. Delays in release of new products or the acceptance of these products by customers is likely to have a negative impact on the performance of the Company.

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

Results of Operations

The following tables set forth for the periods presented the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of operations and the percentage change from the comparative prior period in each line item:


                                         Percentage of       Period-to-Period
                                         Total Revenue       Percentage Change
                                      ------------------   ---------------------
                                      Three Months Ended     Three Months Ended
                                         November 30,           November 30,
                                         1996     1995     1996 compared to 1995
                                        -----    -----     ---------------------

Revenue:
  Product                                  69%      59%              46 %
  Services                                 31       41               (6)
                                        -----    -----
    Total revenue                         100      100               25
                                        -----    -----

Costs and expenses:
  Cost of product revenue                  10       10               26
  Cost of services revenue                 16       19                2
  Marketing and sales                      37       31               48
  Research and development                 15       13               47
  General and administrative                8        8               31
  Acquisition-related and other            18       17              N/M
                                        -----    -----
    Total costs and expenses              104       98               32

      Income (loss) from operations        (4)       2              N/M
Interest and other income                   4        2               97 %
                                        -----    -----
      Income (loss) before income taxes    --        4              N/M
Provision (benefit) for income taxes       --        1              N/M
                                        -----    -----
               Net income (loss)           --        3%             N/M
                                        =====    =====

N/M= Not Meaningful

                                         Percentage of       Period-to-Period
                                         Total Revenue       Percentage Change
                                      ------------------   ---------------------
                                       Nine Months Ended     Nine Months Ended
                                         November 30,           November 30,
                                         1996     1995     1996 compared to 1995
                                        -----    -----     ---------------------

Revenue:
  Product                                  65%      61%              35 %
  Services                                 35       39               14
                                        -----    -----
    Total revenue                         100      100               27
                                        -----    -----

Costs and expenses:
  Cost of product revenue                   9       11                2
  Cost of services revenue                 16       19                6
  Marketing and sales                      38       32               48
  Research and development                 16       14               49
  General and administrative                8        9               22
  Acquisition-related and other             8        6              N/M
                                        -----    -----
     Total costs and expenses              95       91               32
                                        -----    -----

      Income (loss) from operations         5        9              (22)
Interest and other income                   4        3               85
                                        -----    -----
      Income (loss) before income taxes     9       12                5
Provision for income taxes                  3        4                9
                                        -----    -----
      Net income (loss)                     6%       8%               3 %
                                        =====    =====
N/M = Not Meaningful



Revenue

The Company's total revenue increased 25% from $21.5 million in the third quarter of fiscal 1996 to $26.8 million in the third quarter of fiscal 1997 and 27% from $59.8 million in the first nine months of fiscal 1996 to $76.1 million in the first nine months of fiscal 1997. A majority of the Company's total revenue came from product revenue, which increased 46% from $12.7 million in the third quarter of fiscal 1996 to $18.5 million in the third quarter of fiscal 1997 and 35% in the first nine months of fiscal 1997 to $49.3 million from $36.4 million in the first nine months of fiscal 1996. The increase in product revenue was primarily due to increased unit shipments of pSOSystem and SNiFF+, and the introduction of new products. MATRIXx revenue for the third quarter of fiscal 1997 was higher than in the third quarter of fiscal 1996, primarily due to increased unit sales in North America. MATRIXx revenue was up slightly for the first nine months of fiscal 1997 over the first nine months of fiscal 1996. Services revenue decreased 6% from $8.8 million in the third quarter of fiscal 1996 to $8.3 million in the third quarter of fiscal 1997. This decrease was primarily due to a decrease in some of the Company's consulting activities in the third quarter of fiscal 1997. For the first nine months of fiscal 1997 services revenue increased 14% over the first nine months of fiscal 1996, from $23.4 million to $26.7 million, primarily due to an increase in maintenance revenue from the Company's growing installed base of customers.

The percentage of the Company's total revenue from customers located internationally was 36% and 33% in the third quarters of fiscal 1997 and 1996, respectively, and 37% and 31% in the first nine months of fiscal 1997 and 1996, respectively.

Costs and Expenses

The Company's cost of product revenue as a percentage of product revenue decreased from 17% in the third quarter of fiscal 1996 to 14% in the third quarter of fiscal 1997 and from 18% in the first nine months of fiscal 1996 to 14% in the first nine months of fiscal 1997. These decreases were primarily due to product sales mix and lower third party software royalty costs. The Company's cost of services revenue as a percentage of services revenue was 51% in the third quarter of fiscal 1997 compared to 47% in the third quarter of fiscal 1996 and 46% in the first nine months of fiscal 1997 compared to 49% in the first nine months of fiscal 1996. Cost of services revenue as a percentage of services revenue is dependent upon the mix between higher margin maintenance revenue and lower margin consulting revenues.

Marketing and sales expenses were $10.0 million and $6.8 million in the third quarters of fiscal 1997 and 1996, respectively, representing 37% and 31%, respectively, of total revenue. For the first nine months of fiscal 1997 and 1996, marketing and sales expenses were $28.7 million and $19.4 million, respectively, representing 38% and 32%, respectively, of total revenue. These increases were primarily due to additional expenses associated with the Company's continued investment in the domestic and international sales and support infrastructure, along with promotional and other costs involved in the introduction of new products.

Research and development expenses were $4.1 million and $2.8 million in the third quarters of fiscal 1997 and 1996, respectively, representing 15% and 13%, respectively, of total revenue. For the first nine months of fiscal 1997 and 1996, research and development expenses were $12.3 million and $8.3 million, respectively, representing 16% and 14%, respectively, of total revenue. These increases were primarily the result of increased personnel and consulting expenses associated with the continued development of several new products announced in September 1996, and to support the Company's continued emphasis on developing new products and enhancing existing products. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS No. 86) were $350,000 in the third quarter of fiscal 1997 compared to $50,000 in the third quarter of fiscal 1996 and $1,085,000 in the first nine months of fiscal 1997 compared to $285,000 in the first nine months of fiscal 1996. The amounts capitalized represent approximately 8% of total research and development expenses for the third quarter of fiscal 1997 compared to 2% in the third quarter of the previous fiscal year and 8% in the first nine months of fiscal 1997 compared to 3% in the first nine months of fiscal 1996. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for the third quarter of fiscal 1997 was $238,000 compared to $229,000 for the third quarter of fiscal 1996 and $673,000 for the first nine months of fiscal 1997 compared to $690,000 for the first nine months of fiscal 1996.

General and administrative expenses were $2.2 million and $1.6 million in the third quarters of fiscal 1997 and 1996, respectively, representing 8% of total revenue. For the first nine months of fiscal 1997 and 1996, general and administrative expenses were $6.3 million and $5.2 million, respectively, representing 8% and 9%, respectively, of total revenue. The dollar increases were primarily the result of increased headcount.

Acquisition-related and other expenses were $4.8 million in the third quarter of fiscal 1997, and related primarily to a one-time payment to the executives of Diab Data in November, 1996. See Note 3 of Notes to Condensed Consolidated Financial Statements. Acquisition-related and other expenses in the third quarter of fiscal 1996 of $3.6 million, related to the acquisition of Takefive Software GmbH in October 1995.

Interest and other income was $1.0 million in the third quarter of fiscal 1997 compared to $0.5 million in the third quarter of fiscal 1996 and $3.2 million in the first nine months of fiscal 1997 compared to $1.7 million in the first nine months of fiscal 1996. These increases are primarily due to an increase in total cash and marketable securities, higher interest rates, foreign exchange gains and rental income from a portion of a facility owned by the Company.

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

Liquidity and Capital Resources

The Company has funded its operations to date principally through cash flows from operations. As of November 30, 1996, the Company had $52.5 million of cash, cash equivalents and marketable securities. This represents an increase of $3.0 million from February 28, 1996. The Company believes that cash flows from operations, together with existing cash balances, will be adequate to meet the Company's cash requirements for working capital and capital expenditures for the next 12 months.

Net cash provided by operating activities during the first nine months of fiscal 1997 totaled $0.2 million, a decrease of $10.6 million over the amount generated in the first nine months of fiscal 1996. Net cash provided by operating activities decreased, in spite of an increase in net income, due mainly to changes in accounts receivable, accounts payable, accrued payroll, income taxes payable and the adjustment for write-downs of intangible assets.

Net cash used in investing activities totaled $26.4 million in the first nine months of fiscal 1997 compared to $9.7 million in the first nine months of fiscal 1996. The increase in net cash used in investing activities was due primarily to the purchase of a building, which became the Company's principal facility, and net purchases of marketable securities.

Net cash provided by financing activities totaled $15.7 million in the first nine months of fiscal 1997 compared to $2.1 million in the first nine months of fiscal 1996. The increase in net cash provided by financing activities was due to the issuance of Common Stock in May 1996 in a secondary offering and an increase in the proceeds from the exercise of options to purchase Common Stock and purchases under the Employee Stock Purchase Plan.

                           PART II - OTHER INFORMATION


Item 5.  Other Information

         On September 27, 1996, the Company's Form S-8 Registration Statement was filed with the Securities and Exchange Commission covering the registration of an additional 69,033 shares of Common Stock issuable under stock options assumed by the Company as part of its acquisition of Epilogue Technology Corporation.

         Effective January 6, 1997, William C. Smith joined the Company as Vice President of Finance and Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         The following exhibit is filed herewith:

         Exhibit                                                    Page
         Number      Title                                         Number
         -------     -----                                         ------

         27.00       Financial Data Schedule                         15


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the three months ended November 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: January 13, 1997       INTEGRATED SYSTEMS, INC.
                              (Registrant)



                              --------------------------------------------------
                              DAVID P. ST. CHARLES
                              President and Chief Executive Officer



                              --------------------------------------------------
                              WILLIAM C. SMITH
                              Vice President Finance and Chief Financial Officer