Form 10-K
period 1997-02-28
INTEGRATED SYSTEMS INC
filed 1997-05-29
CIK 775163

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED FEBRUARY 28, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-18268

                            INTEGRATED SYSTEMS, INC.
             (Exact name of Registrant as specified in it's charter)

           California                                          94-2658153
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                           identification number)

                             201 Moffett Park Drive
                               Sunnyvale, CA 94089
                                 (408) 542-1500

    (Address,including zip code, of Registrant's principal executive offices and Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of April 30, 1997, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $167,432,389. The aggregate market value was computed by reference to the closing price of the common stock on the Nasdaq National Market on April 30, 1997.

    As of April 30, 1997, there were 23,165,870 shares of Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1997 are incorporated by reference in Part III hereof.

The Exhibit Index is located on page 48.
================================================================================

                            INTEGRATED SYSTEMS, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                    PART I

                                                                                                Page
                                                                                                ----
                                                                                                 No.
                                                                                                 ---
Item 1.     Business.........................................................................      1
Item 2.     Properties.......................................................................     14
Item 3.     Legal Proceedings................................................................     14
Item 4.     Submission of Matters to a Vote of Security Holders..............................     14
Item 4a.    Executive Officers of the Registrant.............................................     15

                                                 PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters........     17
Item 6.     Selected Financial Data..........................................................     17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations....................................................................     19
Item 7a     Quantitative and Qualitative Disclosures About Market Risks......................     22
Item 8.     Financial Statements and Supplementary Data......................................     23
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosures...................................................................     23

                                                PART III

Item 10.    Directors and Executive Officers of the Registrant...............................     24
Item 11.    Executive Compensation...........................................................     24
Item 12.    Security Ownership of Certain Beneficial Owners and Management...................     24
Item 13.    Certain Relationships and Related Transactions...................................     24

                                                 PART IV

Item 14.    Exhibits, Financial Statements, Schedule, and Reports on Form 8-K ...............     25
Signatures...................................................................................     47
Index to Exhibits............................................................................     48

                                     PART I

Item 1. Business.

    Integrated Systems, Inc. ("the Company") designs, develops, markets and supports software products and provides related engineering services principally for embedded microprocessor-based applications. Embedded microprocessors are used to add functionality and intelligence to a variety of products and to operate as an integral part of these products, generally without any direct human intervention. The Company offers software that consists of a real-time operating system, a development suite and a series of component modules and design tools that aid software development. The Company's products are designed to enable users to accelerate the design, development, debugging, implementation and maintenance of embedded software. The Company's products and services reduce the expense associated with embedded software and system development and enable customers to develop systems that have greater functionality, enhanced performance, improved reliability and ease of use. Integrated Systems markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications and data communications, automotive, multimedia and consumer, office and industrial automation and the embedded Internet. The Company was incorporated in California in February 1980.

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

    As more powerful microprocessors have become available and decreased in price, embedded systems are being used in or with a wider range of applications. Today, embedded systems are found in: telecommunications and data communications products such as routers, access devices and switches; automotive products such as engine controllers and anti-lock braking systems; multimedia and consumer products such as digital video broadcast and security systems; and office and industrial automation products such as printers, copiers and point-of-sale terminals. Emerging embedded Internet applications for interactive entertainment, network computers, remote maintenance and other areas may offer significant new opportunities for embedded systems.

    The development of applications software for embedded systems requires software development and design tools and a real-time operating system. Real-time operating systems and software development tools, including compilers, debuggers and simulators, are used by developers to create applications software that enables the embedded system to perform its required functions. Embedded systems are increasingly based upon 32-bit microprocessors, which run significantly larger and more sophisticated application software than embedded systems based upon less powerful microprocessors. In addition, the cost of some 32-bit microprocessors has decreased substantially to below $10, thereby opening new markets for high-volume embedded applications that can now be cost justified. As a result, 32-bit microprocessors represent the fastest growing segment of the embedded microprocessor industry. The complexity and size of these new software applications and the proliferation of multiple types of microprocessors require a more substantial engineering effort, necessitating more sophisticated development tools and real-time operating systems.

    Developers of embedded systems are increasingly replacing internally developed real-time operating systems with commercially available products as organizations find internal development and maintenance to be costly and a diversion of core engineering resources. Also, developers of embedded systems often find that internally developed real-time operating systems designed for a single project are not easily ported to other microprocessors or scalable for different applications within the organization, which increases development time and cost. As a result, organizations are seeking to improve engineering productivity by standardizing on third-party software in order to eliminate
software   incompatibilities   and  reduce  training  and
support costs. With productivity becoming a more strategic issue, selection of tools and real-time operating system technology is increasingly being evaluated by senior managers for division or company-wide deployment. The Company believes that more organizations will need to replace internally developed tools with commercial products and to standardize on integrated enterprise-wide solutions that are highly reliable, easily customizable and scalable so that they can be used for simple as well as complex applications.

Integrated Systems' Solution

    Integrated Systems provides comprehensive solutions for the development of highly reliable and sophisticated embedded microprocessor-based applications. The Company offers operating software that consists of a real-time system, the pSOSystem, an integrated development environment, and a series of component modules and design tools. The Company's products are designed to enable users to accelerate the design, development, debugging, implementation and maintenance of embedded software and to develop systems that have greater functionality, enhanced performance, improved reliability and ease of use. The Company also offers a range of consulting services, including product and system design, training in the use of the Company's products and development of specialized application code or drivers for incorporation into customers' applications. These services have allowed the Company to offer customers complete designs based on the Company's products and have allowed more rapid use of the Company's technology in customers' product designs. The solution offered by Integrated Systems provides the following features and benefits:

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

    Cross-Development Capabilities. To accelerate the application development process, the Company offers a set of tools specifically designed for embedded software development that fully supports object-oriented methodologies. The Company's solution provides an integrated development environment ("IDE"), called pRISM+ to which individual development tools can be connected. Built on the industry-standard CORBA (Common Object Request Broker Architecture) framework, pRISM+ is a graphical programming environment which brings a comprehensive set of application oriented tools to the embedded market. pRISM+ currently operates on certain Unix-based workstations. The Company also offers SNiFF+, which is an advanced, object-oriented environment for the development of sophisticated applications. The Company offers comprehensive cross-development capabilities that allow its development tools to operate on a personal computer or workstation, while the embedded software runs on an embedded processor. The Company offers MATRIXx, a high-level set of tools for modeling, simulation and code generation from a graphical description of real-time control software functionality.

    Application Specific Modules. While the Company's products are suitable for a broad range of embedded applications, the Company provides additional support for large application areas through the availability of application-specific modules.

Business Strategy

    The Company's objective is to maintain a leadership position in the telecommunications and data communications, automotive, multimedia and consumer and office and industrial automation markets, and leverage its experience in embedded applications to enter new markets, such as embedded Internet applications, in which the Company believes it can establish a leadership position. To achieve these objectives, the Company is pursuing the following business strategy:

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

    Embedded Operating Software. Integrated Systems' embedded operating software consists of the pSOS+ operating system and special purpose modules that run on the pSOS+ operating system. The combination of real-time operating software and development tools is marketed and licensed as pSOSystem. pSOS+ is a priority-based, interrupt-oriented, multitasking operating system that is small in size (requiring as little as 16 Kbytes of storage) and highly reliable and efficient. Based on a scalable software component architecture, pSOS+ represents a complete solution for advanced 32-bit embedded applications development and run-time. The Company also offers a multiprocessing version, called pSOS+m, that operates on tightly coupled or loosely coupled microprocessors. pSOS+ operating system is currently available for the Motorola 68xxx, Intel x86 and i960, Power PC, MIPS and Hitachi SH product families. The Company is currently porting pSOS+ for ARM, Sparc and Mitsubishi M32.

    The special purpose modules that run on the pSOS+ operating system are used to support development of pSOS+ application software, to debug embedded code, to provide file support for embedded applications and to develop user interfaces. In addition, the Company offers a number of modules that address networking, telecommunications and data communications, automotive, multimedia and consumer and embedded Internet applications. These modules provide complete implementation of certain aspects of the applications at which they are focused, which improves customers' time to market and reliability. For example, the TCP/IP module offered by the Company provides a complete implementation of the TCP/IP communication protocol.

    Software  Development  Tools.  The  Company  offers a broad line of tools to support the development of embedded software applications. The Company's development tools consist of an integrated development environment ("IDE"), called pRISM+, which provides sophisticated cross development frameworks, and individual tools that are connected to these frameworks. pRISM+ allows tool-to-tool and tool-to-target communications over local and wide-area networks, allowing a project to readily move from a single workstation to a distributed network. pRISM+ is built around an object bus conforming to the CORBA standard. pRISM+ currently operates on Unix-based workstations manufactured by Sun Microsystems and Hewlett-Packard, and is currently being developed to operate on Windows-based personal computers.

    The Company also offers SNiFF+, which is an advanced, object-oriented environment for the development of sophisticated applications including the development of complex object-oriented desktop and client-server applications. Individual tools offered by the Company include C and C++ cross-compilers, source level debuggers, browsers, pSOS+ simulators and profilers. The Company also offers a visual debugging and analysis tool called ESp that graphically displays component configurations, memory stack usage and errors, static and dynamic views of all kernel objects, user specified events and CPU use graphs. The Company also offers IDE products and individual tools that are licensed from third parties or that include technology licensed from third parties. These tools operate on Windows-based personal computers and workstations manufactured by Sun Microsystems, Hewlett-Packard and IBM.

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

        --AutoCode automatically generates programming code from SystemBuild diagrams in the C or Ada languages. This accelerates application development by relieving engineers of line-by-line programming and sharply reducing programming errors committed as projects move from design analysis to programming phases.

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

        --BetterState is a Statechart modeling, simulation, and automatic code generation tool. BetterState's Statecharts allow developers to model complex software system's reactions to asynchronous external stimulus and to generate production-quality embedded code automatically. It is currently available for the Windows 95 and Windows NT operating systems.

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

    The Company's direct sales organization in North America operates through 19 United States sales offices and a subsidiary in Canada. Direct sales managers are typically supported by field application engineers who are experts in the Company's technology and products. In addition, a small telemarketing organization focuses on selling maintenance and renewal contracts, licensing lower-priced products and licensing to universities.

    Sales internationally are supported by a direct sales force that operates from subsidiaries based in Austria, Canada, France, Germany, Israel, Japan, Italy, Sweden, and the United Kingdom. In addition, the Company has sales and support offices in Korea and India. The sales and support personnel in these subsidiaries and offices are complemented by distributors and sales representatives that address certain geographical areas, market segments or product families. Sales representatives market and support the Company's products in Australia, China, India, Korea, Taiwan and several other countries in Asia, while distributors cover the rest of the world. In fiscal 1996, the Company initiated direct selling operations in Japan and Italy, replacing its existing third party distributor arrangements, and implemented certain substantial changes to its direct sales operations in Germany and France in the first quarter of fiscal 1997.

    The Company's software development products are typically licensed on a per-user basis. The Company's real-time operating systems and run-time packages are also generally licensed for development on a per-project basis. Run-time license fees are typically charged on a per-unit basis when the customer's application is deployed. List prices for the Company's software development tools and real-time operating systems development licenses generally range from less than $4,000 to over $100,000, with a typical development license averaging between $25,000 and $50,000. Prices for run-time license fees generally range from less than $1 per-unit to over $100 per-unit depending, in part, on production quantities.

    Approximately 28%, 34% and 38% of the Company's total revenue was derived from sales outside of North America in fiscal 1995, 1996 and 1997, respectively. No single customer accounted for more than 10% of the Company's total revenue in fiscal 1995, fiscal 1996, and fiscal 1997. The Company has made significant investments in developing its distribution and support channels outside North America to increase the percentage of revenue derived from international sales. There can be no assurance that changes from distribution sales to direct sales or these additional investments will lead to increased revenue. See "--Risk Factors--Risks Associated with International Operations."

Product Development

    The Company's product development activities address the needs of the market segments upon which the Company focuses, offer customers open cross-development capability and enhance the capabilities of current products and modules to address user requirements. In addition, the Company seeks to port the pSOSystem to additional microprocessors, make the pSOSystem suitable for additional high-volume applications, add new products and modules to the Company's product lines, create interfaces between the Company's products and other key computer-aided design and software development tools and provide the end user greater flexibility to integrate automatically-generated code with manually-written code, thereby allowing the end user to accelerate application development.

    The Company attempts to release upgrades and to introduce new products or modules on a regular basis. In connection with each release, the Company works closely with its customers to define improvements and enhancements that are incorporated into the next release of the product. This approach includes customer feedback in the Company's product design process, as well as in the evaluation stage, thereby permitting customers to influence functionality early in the product's life-cycle. The Company believes that its engineering services group provides the Company with a competitive advantage for product development by defining needs for new products, guiding future enhancements and testing new implementations. In addition, this group contracts with customers to research new methodologies that can serve as prototypes for new features, products or modules. As of February 28, 1997, the Company employed 132 engineers in the product development group and 70 in the engineering services group. The Company's engineers include experts in software engineering, software development tools, multimedia, telecommunications, real-time controls and operating systems technology.

   For fiscal 1995, 1996 and 1997, the Company's research and development expenses were approximately $8.3 million, $11.4 million, and $17.3 million or 14%, 13%, and 16% of its total revenue, respectively. Research and development expenses increased faster than revenue in fiscal 1997 to support the development of pRISM+. The Company capitalizes certain costs of developing computer software to be licensed or otherwise marketed to customers in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalized approximately $492,000, $335,000, and $1,540,000 of research and development expenditures related to the development of software products in fiscal 1995, 1996 and 1997, respectively. The amounts capitalized represented approximately 6%, 3%, and 8%, respectively, of total research and development expenditures for fiscal 1995, 1996 and 1997. Such capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization of capitalized cost for fiscal 1995, 1996 and 1997 was $607,000, $921,000, and $968,000, respectively. The amount of research and development expenses capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period.

    The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company has recently experienced delays in the development of new products and the enhancement of existing products. Specifically, the development of pRISM+ to operate on Windows-based personal computers has been subject to delays. Such delays are commonplace in the software industry and are likely to be experienced by the Company in the future. The Company's future prospects depend upon the Company's ability to increase the functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations. If the results of product development efforts are inadequate or delayed, the Company's business, financial condition and results of operations would be materially adversely affected. See "-- Risk Factors -- Risks Associated with New or Emerging Markets."

Competition

    The market for commercially available software tools and embedded operating systems is fragmented, highly competitive, and is characterized by pressures to incorporate new features and accelerate the release of new product versions. The Company's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain real-time operating systems have substantial programming resources and can develop specific products for their needs. Many of these companies have significant investments in their existing software and there can be no assurance that the Company will be able to persuade existing and potential customers to replace or augment their internally developed real-time operating systems with the Company's products.

    The Company's principal competitors for third-party embedded software development and related tools (pSOSystem) are Wind River Systems, Inc., Mentor Graphics (through its acquisition of Microtec Research, Inc.), and Microware Systems Corporation. The MATRIXx product family competes with products offered by Mathworks Incorporated and a number of other companies that provide design and analysis, modeling and simulation, and code generation products. The Company also competes with a number of other vendors that address one or more segments of the system design process, including vendors that have modified general purpose software engineering products for real-time and control design applications.

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

Backlog

    The Company generally ships its products within 30 days after acceptance of a customer purchase order and, therefore, has insignificant product backlog. The insignificant product backlog makes it difficult to predict with accuracy quarterly revenue and quarterly earnings prior to the end of a quarterly reporting period. Engineering services backlog, consisting of orders for engineering services scheduled to be performed within the following twelve months, was approximately $4.1 million, $7.2 million, and $10.4 million at February 28, 1995, 1996 and 1997, respectively. Most of the contracts with the Company's engineering services customers are terminable at the convenience of the customer. The Company has experienced termination in the past and expects terminations to continue to occur in the future.

Employees

    As of February 28, 1997, the Company employed 510 persons, including 229 in marketing, sales and support services, 202 in engineering (70 in engineering services and 132 in product development) and 79 in management, administration and finance. Of these employees, 399 are located in the United States and 111 are located at the Company's subsidiaries and sales offices outside of the United States. In addition, from time to time the Company employs temporary employees and consultants. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company believes its future success will depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel has intensified dramatically over the last twelve months in Santa Clara County, California, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. See "--Risk Factors--Dependence on Key Personnel; Need for Additional Personnel."

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

    Fluctuations in Quarterly Results. The Company's quarterly operating results vary significantly depending on a number of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, foreign currency exchange rate fluctuations, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products.

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

    The procurement process of the Company's customers typically ranges from a few weeks to several months or longer from initial inquiry to order, making the timing of sales and license fees difficult to predict. Moreover, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's products will not lengthen. The Company's results of operations may also be affected by seasonal trends. The Company's total revenue and net income during the first fiscal quarter have historically been lower than the previous fourth fiscal quarter for a variety of reasons, including customer purchase cycles related to expiration of budgetary authorizations, and the Company expects that total revenue and net income in the first quarter of fiscal 1998 will be lower than the fourth quarter of fiscal 1997. In addition, the Company's acquisitions in fiscal 1996 and 1997, as well as any future acquisitions, involve numerous risks and could have a material adverse effect on the Company's business, financial condition and results of operations. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. During the last fiscal year, the Company's actual performance did not meet market expectations. It is likely that, in some future quarters, the Company's operating results will again be below the expectations of stock market analysts and investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Rapid  Technological  Change;  Dependence  on New  Products.  The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company has recently experienced delays in the development of new products and the enhancement of existing products. Specifically, the development of pRISM+ to operate on Windows-based personal computers has been subject to delays. Such delays are commonplace in the software industry and are likely to be experienced by the Company in the future. The Company's future prospects depend upon the Company's ability to increase the functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations. If the results of product development efforts are inadequate or delayed, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business--Product Development."

    Risks Associated with New or Emerging Markets. From time to time, the Company embarks on product development for new or emerging markets. Currently, the Company is continuing to expend substantial time and financial resources to develop product lines for applications that use Internet technology with embedded microprocessors. The Company has introduced both embedded operating software and development tools for Internet applications. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. It is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace, or whether demand for Internet related products and services will emerge or increase in the future. If the Internet market, or any other new market targeted by the Company in the future, fails to develop or develops more slowly than anticipated or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business--Product Development."

    Competition. The market for commercially available software tools and embedded operating systems is fragmented and highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. The Company's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain real-time operating systems have substantial programming resources and can develop specific products for their needs. Many of these companies have significant investments in their existing software and there can be no assurance that the Company will be able to persuade existing and potential customers to replace or augment their internally developed real-time operating systems with the Company's products. The Company's principal competitors for third-party embedded software development and related tools (pSOSystem) are Wind River
Systems, Inc., Mentor Graphics (through its acquisition of Microtec Research, Inc.), and Microware Systems. The MATRIXx product family competes with products offered by Mathworks Incorporated and a number of other companies that provide design and analysis, modeling and simulation, and code generation products. The Company also competes with a number of other vendors that address one or more segments of the system design process, including vendors that have modified general purpose software engineering products for real-time and control design applications.

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

    Acquisition-Related Risks. The Company completed a number of acquisitions in fiscal 1996 and one in fiscal 1997 and may complete additional acquisitions in the future. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, difficulties in managing diverse geographic sales and research and development operations, the diversion of management attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its recent acquisitions, could have a material adverse effect on the Company's business, financial condition and results of operations. From time to time, the Company evaluates potential acquisitions of businesses, products or technologies. The Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, and no material acquisition is currently being pursued actively. In the event that such an acquisition were to occur, however, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Risks Associated with International Operations. In fiscal 1995, 1996 and 1997, the Company derived approximately 28%, 34%, and 38%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to a number of special risks, including foreign government regulation, more prevalent software piracy, longer payment cycles, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, possible recessionary environments in economies outside the United States and other factors beyond the control of the Company. The Company generally denominates sales to and by foreign subsidiaries in local currency, and an increase in the relative value of the dollar against such currencies, as has recently occurred, would reduce the Company's revenue in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company has little experience in hedging its foreign currency sales and often does not hedge such sales. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. The Company relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors will continue to purchase the Company's products or provide them with adequate levels of support. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on its technology may increasingly become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse affect on the Company's business, financial condition and results of operations. See "Business -- Proprietary Rights."

    Dependence on Licenses from Third Parties. The Company licenses certain software development tool products from other companies to distribute with its own products. The inability of such third parties to provide competitive products with adequate features and high quality on a timely basis or to cooperate in sales and marketing activities could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products compete with products produced by certain of the Company's licensors. There can be no assurance that, upon the termination or expiration of these licenses, such licenses will be available on reasonable terms or at all, or that the Company could obtain similar products to substitute into the tool suites. The inability to license such products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2. Properties.

    In March 1996, the Company purchased for approximately $12.0 million in cash a building in Sunnyvale, California covering approximately 150,000 square feet. The Company occupies approximately 100,000 square feet of this facility and leases out the remaining space. The Company leases a number of offices in North America, Europe, Asia and Israel.

Item 3. Legal Proceedings.

    In January 1997, a former employee filed a complaint in the Superior Court of the State of California, County of San Diego, against the Company and certain of its officers, alleging claims for, among other things, breach of contract, fraud, negligent misrepresentation and labor code violations. The complaint seeks general and specific damages of no less than $1.5 million plus exemplary damages, attorney's fees and costs of suit. The Company has filed answers to the complaint denying all of the allegations and asserting various affirmative defenses.

    In fiscal 1997, a distributor for the Company's sales and service subsidiary in Paris, France filed a complaint against the subsidiary alleging breach of contract. The complaint seeks damages of approximately $850,000. An answer to the complaint has been filed denying the allegations.

    The Company believes it has meritorious defenses to these claims and intends to defend these suits vigorously. However, litigation is subject to inherent uncertainties and thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse effect on the Company's results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

    Not applicable.


Item 4a. Executive Officers of the Registrant.

        Name                     Age                    Position
        ----                     ---                    --------

Narendra K. Gupta............    48  Chairman of the Board of Directors and Secretary
Hamid Mirab..................    35  Vice President, European Operations
Greg Olson...................    47  Vice President, Marketing
William C. Smith.............    58  Vice President, Finance and Chief Financial Officer
David P. St. Charles.........    48  President, Chief Executive Officer and Director
David E. Stepner.............    52  Vice President, Research and Development
Janice Waterman..............    37  Vice President, Human Resources and Operations

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

    Mr. Olson has been Vice President, Marketing since he joined the Company in July 1996. From June 1992 to March 1996, Mr. Olson held Vice President positions in product strategy, tools products, and strategic planning at Sybase, Inc., a data-base software company. Mr. Olson holds a B.S. in Information Sciences from the University of California, Santa Cruz.

    Mr. Smith joined the Company in January 1997 as the Chief Financial Officer and Vice President, Finance. From June 1995 to October 1996, Mr. Smith was the Chief Financial Officer and Vice President, Finance for Meta Software, Inc. From March 1993 to June 1995, Mr. Smith was the Chief Financial Officer and Vice President, Finance of Bell Microproducts, Inc. Mr. Smith also served as the Chief Financial Officer of Wodsworth, Inc, from 1983 to 1992. Mr. Smith holds a B.S. in Financial Management from San Jose State University and an M.B.A from Gonzaga University.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

    The Company's common stock is listed on the Nasdaq National Market under the trading symbol "INTS". The range of high and low sale prices for the Company's common stock on that market for each of the four quarters during the last two fiscal years are as follows:


                                           Q1      Q2      Q3      Q4
                                       ----------------------------------
          FY97       High............  $36.750  $40.062 $41.250  $29.625
                     Low.............  $22.750  $25.000 $15.875  $19.625

          FY96       High............  $12.000  $15.375 $21.000  $23.875
                     Low.............  $ 9.875  $10.000 $14.625  $16.000

    All share prices have been adjusted to reflect the two-for-one split of the Company's common stock effected on April 5, 1996.

    As of April 30, 1997, there were 242 holders of record of the Company's common stock.

    The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

Item 6. Selected Financial Data.

    The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of income data set forth below with respect to the years ended February 28, 1995, 1996, and 1997 and the consolidated balance sheet data at February 28, 1996 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements and notes thereto included in this Annual Report. The consolidated statement of income data set forth below with respect to the years ended February 28, 1993 and 1994 and the consolidated balance sheet data at February 28, 1993, 1994, and 1995 are derived from audited consolidated financial statements not included in this Annual Report. During fiscal 1996, the Company acquired TakeFive Software GmbH and Doctor Design, Inc. in transactions accounted for as poolings of interests. Fiscal 1994 and 1995 annual financial information includes the combined results of the Company and Doctor Design, Inc. Fiscal 1996 and 1997 annual financial information includes the results of Doctor Design, Inc. and TakeFive Software GmbH. The annual financial information has not been restated for earlier years because such financial information was not material to the Company.

    During fiscal 1997, the Company acquired Epilogue Technology Corporation in a transaction accounted for as a pooling of interests. The results of Epilogue Technology Corporation have been combined with the results of the Company since the date of acquisition. Prior period information has not been restated for the results of Epilogue Technology Corporation because such financial information was not material to the Company. Also during fiscal 1997, the Company revised the terms of the acquisition of Diab Data, Inc., which was acquired in fiscal 1996 in a transaction accounted for under the equity method of accounting.


                                                            Year Ended February 28,
                                              ------------------------------------------------------
                                              1993 (1)       1994       1995       1996      1997
                                              --------       ----       ----       ----      ----
                                                    (in thousands, except per share data)
Consolidated Statements of Income Data:
  Revenue:
     Product..............................     $19,690    $26,350     $34,952   $51,597   $  69,282
     Services.............................      12,698     19,433      23,102    32,845      36.181
                                               -------    -------     -------   -------   ---------
          Total revenue...................      32,388     45,783      58,054    84,442     105,463
                                               -------    -------     -------   -------   ---------
  Costs and expenses:
     Cost of product revenue..............       3,221      4,986       5,980     9,046       9,755
     Cost of services revenue.............       4,170      8,262       9,547    15,824      16,392
     Marketing and sales..................      11,564     16,515      20,565    27,209      40,546
     Research and development.............       6,133      5,926       8,341    11,379      17,264
     General and administrative...........       2,468      3,567       4,311     6,637       8,891
     Amortization of intangible assets           1,199      1,764       1,311       556          --
     Acquisition-related and other........          --         --          --     7,327       5,676
                                               -------    -------     -------   -------   ---------
          Total costs and expenses........      28,755     41,020      50,055    77,978      98,524
                                               -------    -------     -------   -------   ---------
               Income from operations.....       3,633      4,763       7,999     6,464       6,939
  Interest and other income...............       1,575      1,258       1,601     2,331       4,220
                                               -------    -------     -------   -------   ---------
               Income before income taxes.       5,208      6,021       9,600     8,795      11,159
  Provision for income taxes..............       1,771      1,935       3,110     3,512       3,905
                                               -------    -------     -------   -------   ---------
                Net income................     $ 3,437    $ 4,086     $ 6,490   $ 5,283   $   7,254
                                               =======    =======     =======   =======   =========
  Earnings per share(2)...................     $  0.18    $  0.21     $  0.33   $  0.24   $    0.31
                                               =======    =======     =======   =======   =========
  Earnings per share before
     acquisition-related
     and other costs(3)...................     $  0.18    $  0.21     $  0.33   $  0.50   $    0.47
                                               =======    =======     =======   =======   =========
  Shares used in per share calculations(2)      18,636     19,122      19,964    22,088      23,508
                                               =======    =======     =======   =======   =========

                                                                     February 28,
                                                    --------------------------------------------------
                                                    1993        1994        1995       1996       1997
                                                    ----        ----        ----       ----       ----
                                                                     (in thousands)
Consolidated Balance Sheet Data:
  Cash, cash equivalents and marketable
     securities............................      $27,150      $33,156    $36,517   $49,476    $ 54,695
  Working capital..........................       13,005       12,298     17,783    31,431      38,019
  Total assets.............................       40,918       52,970     66,101    85,264     112,502
  Total shareholders' equity...............       32,447       38,032     47,948    58,276      86,172

-------------------
(1) Fiscal 1993 has not been restated to reflect the annual financial information for Doctor Design, Inc. as such financial information was not material to the Company.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in per share calculations.
(3) Fiscal 1996 and 1997 earnings per share before acquisition-related and other costs reflect earnings per share as if the Company had not incurred such acquisition-related and other costs, net of any tax effects.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and the Notes thereto of the Company.

Overview

    Integrated Systems designs, develops, markets and supports software products and provides related engineering services principally for embedded microprocessor-based applications. The Company currently derives substantially all of its revenues from licensing of these products and providing related maintenance and engineering and consulting services. In October 1995, the Company acquired TakeFive Software GmbH ("TakeFive"), an Austrian corporation in the business of developing and marketing software tools used in software development, including SNiFF+, an advanced object-oriented IDE. In January 1996, the Company completed a merger with Doctor Design, Inc. ("Doctor Design"), a California corporation that develops multimedia hardware, software and application specific integrated circuit technology. In July 1996, the Company acquired Epilogue Technology Corporation ("Epilogue"), a New Mexico corporation which develops and distributes network management and embedded Internet software for telecommunications and data communications equipment manufactures, embedded software suppliers and networking related integrated circuit manufactures. Each of these business combinations has been accounted for as a pooling of interests. The results of operations for Epilogue have been included only since the date of acquisition, as previous results were not significant. The results of operations for fiscal 1996 include the results of TakeFive and Doctor Design for the whole year. The fiscal 1995 results have been restated to include only the results of Doctor Design, since those of TakeFive were not significant. In November 1996, the Company revised the terms of the acquisition of Diab Data, Inc. ("Diab Data") which was acquired in fiscal 1996 in a transaction accounted for under the equity method of accounting. Revising the terms of the original acquisition agreement requires the Company to consolidate the results of Diab Data from the fourth quarter of fiscal 1997 onwards. See "Business -- Risk Factors--Acquisition-Related Risks."

Forward-Looking Information is Subject to Risk and Uncertainty

    Except for the historical statements contained herein, this Form 10-K contains "forward-looking" statements and information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty, including expectations for fiscal 1998 and various business environment and trends. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and the other risk factors detailed from time-to-time in the Company's Securities and Exchange Commission reports and in the section of this Annual Report entitled "Business -- Risk Factors."

    Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. During the last fiscal year, the Company's actual performance did not meet market expectations. It is likely that, in some future quarters, the Company's operating results will again be below the expectations of stock market analysts and investors.

Results of Operations

    The following table sets forth for the periods presented the percentage of total revenue represented by each line item in the Company's consolidated statements of income and the percentage change in each line item from the prior period.

                                               Percentage of          Period-to-Period
                                               Total Revenue         Percentage Changes
                                               -------------         ------------------
                                         Year Ended February 28,   Fiscal 1995  Fiscal 1996
                                         -----------------------        to         to
                                        1995     1996(1)  1997(1)  Fiscal 1996  Fiscal 1997
                                        ----     -------  -------  -----------  -----------
Revenue:
  Product...........................     60%       61%      66%       48%         34%
  Services..........................     40        39       34        42          10
                                         --        --       --
     Total revenue..................    100       100      100        45          25
                                        ---       ---      ---
Costs and expenses:
   Cost of product revenue..........     10        11        9        51           8
   Cost of services revenue.........     17        19       16        66           4
   Marketing and sales..............     36        32       38        32          49
   Research and development.........     14        13       16        36          52
   General and administrative.......      7         8        9        54          34
   Amortization of intangible assets      2         1       --       (58)         --
                                        ---       ---      ---
     Total costs and expenses.......     86        84       88        41          31
                                        ---       ---      ---
       Income from operations.......     14        16       12        72          (9)
Interest and other income...........      3         3        4        46          81
                                        ---       ---      ---
       Income before income taxes...     17        19       16        68           4
Provision for income taxes..........      6         6        6        66          11
                                        ---       ---      ---
       Net income...................     11%       13%      10%       69%          1%
                                        ===       ===      ===

-------------------------
(1) The table excludes acquisition-related and other costs of $7.3 million, including related tax effects, in 1996 and $5.7 million, including related tax effects, in 1997, since inclusion of such costs would render year-to-year comparisons less meaningful.

    Revenue. The Company's total revenue increased 45% from fiscal year 1995 to fiscal year 1996, or from $58.1 million to $84.4 million, and 25% from fiscal year 1996 to fiscal year 1997 to $105.5 million. A majority of the Company's total revenue came from product revenue, which increased 48% from $35.0 million in fiscal year 1995 to $51.6 million in fiscal year 1996 and an additional 34% to $69.3 million in fiscal year 1997. The increase in product revenue from fiscal years 1995 to 1996 was primarily due to increased unit shipments of pSOSystem and MATRIXx and the inclusion of SNiFF+ product revenue in fiscal year 1996. Product revenue increased from fiscal year 1996 to fiscal year 1997 as unit shipments of pSOSystem and SNiFF+ continued to increase in all geographic regions. In addition, fiscal year 1997 product revenue includes revenues from product sales of Epilogue Technology Corporation, which was acquired in July 1996. MATRIXx revenue was flat from fiscal year 1996 to fiscal year 1997. Services revenue increased 42% from $23.1 million in fiscal year 1995 to $32.8 million in fiscal year 1996 as a result of increases in the number and size of consulting contracts and increases in maintenance revenue from the Company's growing installed base of customers. Services revenue increased 10% from fiscal year 1996 to fiscal year 1997 to $36.2 million. The decrease in the rate of services revenue growth in fiscal year 1997 as compared to the fiscal year 1996 growth rate, was due to a decrease in some of the Company's consulting activities.

    The percentage of the Company's total revenue from customers located internationally was 28%, 34% and 38% in fiscal years 1995, 1996 and 1997, respectively. In Europe and Japan, revenues and expenses are primarily denominated in local currencies. In fiscal year 1997, the U.S. dollar strengthened significantly against the major European currencies and the Japanese Yen, which resulted in lower revenues and expenses when translated into U.S. dollars, as compared to prior years. In fiscal years 1995 and 1996 revenues were less influenced by fluctuations in foreign exchange rates. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

    Costs and Expenses. Cost of product revenue as a percentage of product revenue was 17%, 18%, and 14% in fiscal years 1995, 1996 and 1997, respectively. The decrease in fiscal year 1997 is a result of a lower proportion of product sales subject to third-party royalties. In addition, fiscal year 1997 product revenue has a smaller proportion of lower margin hardware revenue than in fiscal year 1996. The Company's cost of services revenue as a percentage of services revenue was 41%, 48%, and 45% in fiscal years 1995, 1996 and 1997, respectively. Fluctuations in these percentages result from shifts in the services revenue mix between higher margin maintenance revenue and lower margin consulting contract revenue.

    Marketing and sales expenses in fiscal years 1995, 1996 and 1997, were 36%, 32% and 38%, respectively, of total revenue. The percentage decrease from fiscal year 1995 to fiscal year 1996 was the result of pooling the operating results of several acquired companies whose marketing and sales expenses had represented a smaller percentage of their total revenue. The percentage increase from fiscal year 1996 to fiscal year 1997 was primarily due to additional expenses associated with the Company's continued expansion of its marketing and sales organization both domestically and internationally, as well as increased marketing activity associated with new product introductions.

    Research and development expenses in fiscal years 1995, 1996 and 1997, were 14%, 13% and 16%, respectively, of total revenue. The increase from fiscal year 1996 to fiscal year 1997 was primarily the result of increased activity associated with the development of several products, including increased personnel and consulting expenses. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" were $1,540,000 in fiscal year 1997 compared to $335,000 in fiscal year 1996 and $492,000 in fiscal year 1995. The amount capitalized represents approximately 8% of total research and development expenditures for fiscal year 1997 compared to 3% for fiscal year 1996 and 6% for fiscal year 1995. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for fiscal year 1997 was $968,000, compared to $921,000 for fiscal year 1996 and $607,000 for fiscal year 1995.

    General and administrative expenses in fiscal years 1995, 1996 and 1997, were 7%, 8%, and 9% respectively, of total revenue. The increases from fiscal year 1995 to fiscal year 1996 and from fiscal year 1996 to fiscal year 1997 were primarily the result of higher personnel-related expenses.

   Amortization of intangible assets decreased from $1.3 million in fiscal year 1995 to $556,000 in fiscal year 1996, as the Company reached the end of the amortization period for software purchased in an earlier acquisition. For fiscal 1997 amortization of intangible assets was not significant and is included in general and administrative expenses.

    Acquisition-related and other costs in fiscal year 1996 totaled $7.3 million and comprised direct costs and write-offs related to the acquisitions of TakeFive and Doctor Design. Acquisition-related and other costs in fiscal year 1997 of $5.7 million related to a one-time payment to the executives and employees of Diab Data, the write-off during the year of intangible assets related to a prior acquisition, and direct costs related to the acquisition of Epilogue. See Note 2 to Notes to Consolidated Financial Statements.

    Interest and other income was $1.6 million, $2.3 million, and $4.2 million in fiscal years 1995, 1996 and 1997, respectively. Interest and other income in fiscal year 1997 increased due to the inclusion of net operating income from Diab Data during the period it was accounted for under the equity method of accounting. In addition, interest and other income increased in both comparative periods due to an increase in the amount of cash equivalents and marketable securities.

    The effective tax rate was 32% in fiscal year 1995 compared to 40% in fiscal year 1996 and 35% in fiscal year 1997. The increase in the effective rate from fiscal year 1995 to 1996 was due to the effect of non-deductible acquisition-related and other costs. After adjusting for such items, the effective rate for fiscal year 1996 was 32%. Non-deductible acquisition-related costs in fiscal year 1997, combined with a higher statutory federal income tax rate, resulted in an effective tax rate of 35% in fiscal year 1997.

Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, is effective for financial statements issued for periods ending after December 15, 1997, and requires that prior periods be restated. The impact of the adoption of SFAS No. 128 on the financial statements of the Company has not yet been determined.

Liquidity and Capital Resources

    The Company has funded its operations to date principally through cash flows from operations. As of February 28, 1997, the Company had $54.7 million of cash, cash equivalents and marketable securities. This represents an increase of $5.2 million from February 28, 1996. During the first quarter of fiscal year 1995, the Company announced that the Board of Directors had authorized the Company to repurchase up to an additional 1,000,000 shares of common stock for cash, from time-to-time at market prices, pursuant to a repurchase program announced in September 1992. In the second quarter of fiscal year 1995, under this program, the Company repurchased 250,000 shares of common stock for $1.1 million. During fiscal year 1997, the Board of Directors rescinded this program. Subsequent to fiscal year 1997 year end, the Company announced that the Board of Directors had authorized a new repurchase program allowing the Company to repurchase up to 1,000,000 shares of common stock for cash, from time-to-time at market prices. No time limit was set for the completion of the program. In April 1997, the Company repurchased 20,000 shares of common stock for $187,500.

    Net cash provided by operating activities during fiscal year 1997 decreased $15.9 million over the amount generated in fiscal year 1996, which increased by $9.4 million over fiscal year 1995. The decrease in net cash provided by operating activities in fiscal year 1997 was due to an increase in accounts receivable, the inclusion of net income from an unconsolidated subsidiary, write-downs of intangible assets and decreases in current liabilities and income taxes payable, offset in part, by an increase in deferred revenue. The increase in net cash provided by operating activities in fiscal year 1996 was due to increases in depreciation and amortization, write-downs of intangible assets, increases in current liabilities, income taxes payable and deferred revenue, partially offset by increases in accounts receivable and other current assets.

    Net cash used in investing activities totaled $16.7 million in fiscal year 1997 compared to $6.0 million in fiscal year 1996 and $9.3 million in fiscal year 1995. The increase in net cash used in investing activities in fiscal year 1997 was due primarily to the purchase of the corporate headquarters building in Sunnyvale, California in March 1996, for approximately $12.0 million, offset in part, by cash acquired through acquisitions. The decrease in net cash used in investing activities from fiscal year 1995 to fiscal year 1996 was due primarily to a reduction in net purchases of marketable securities, offset by increases in additions to property and equipment and net cash paid in acquisitions.

    Net cash provided by financing activities totaled $20.6 million in fiscal year 1997 compared to $4.0 million in fiscal year 1996 and $2.0 million in fiscal year 1995. The increase in net cash provided by financing activities in fiscal year 1997 was due primarily to the issuance and sale of 500,000 shares of common stock in April 1996, for net proceeds of $12.8 million, and from an increase in the tax benefits from disqualifying dispositions of common stock. The increase in net cash provided by financing activities from fiscal year 1995 to fiscal year 1996 was due to an increase in proceeds from the exercise of options to purchase common stock and purchases under the Employee Stock Purchase Plan, and the absence of common stock repurchases. The Company believes that the cash flows from operations, together with existing cash and investment balances, will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next 12 months and the foreseeable future.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

    Not applicable.

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

                                                                       Fiscal 1996
                                                        --------------------------------------------
                                                          Q1            Q2          Q3           Q4
                                                          --            --          --           --
                                                           (in thousands, except per share data)
      Total revenue.............................        $18,458     $19,851      $21,510    $24,623
      Income from operations....................          1,862       2,928          406      1,268
      Net income................................          1,578       2,434          584        687
      Earnings per share........................           0.07        0.11         0.03       0.03
      Shares used in per share calculations.....         21,714      21,994       22,284     22,362

                                                                       Fiscal 1997
                                                        --------------------------------------------
                                                           Q1          Q2            Q3           Q4
                                                           --          --            --           --
                                                           (in thousands, except per share data)
      Total revenue.............................        $23,151     $26,105     $26,803     $29,404
      Income (loss) from operations.............          2,319       2,909      (1,153)      2,864
      Net income (loss).........................          2,451       2,372         (94)      2,525
      Earnings per share........................           0.11        0.10        0.00        0.11
      Shares used in per share calculations.....         22,709      23,511      22,909      23,875

    The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

    None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information required by Item 10 as to directors is incorporated by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1997. The information required by this Item as to executive officers is included in Part I under "Executive Officers of the Registrant."

    The information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1997.

Item 11.  Executive Compensation.

    The information required by this item is incorporated by reference from "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1997.

Item 13.  Certain Relationships and Related Transactions.

    The information required by this item is incorporated by reference from "Certain Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedule, and Reports on Form 8-K.

(a)(1) Financial Statements

                                                                                                Page
                                                                                                ----
     Report of Independent Accountants                                                           28
     Consolidated Balance Sheets at February 28, 1996 and 1997                                   29
     Consolidated Statements of Income for the years ended February 28, 1995, 1996 and
       1997                                                                                      30
     Consolidated Statements of Shareholders' Equity for the years ended February 28,
       1995, 1996 and 1997                                                                       31
     Consolidated Statements of Cash Flows for the years ended February 28, 1995, 1996
       and 1997                                                                                  32
     Notes to Consolidated Financial Statements                                                  33

(a)(2) Financial Statement Schedule. Registrant's financial statement schedule filed herewith is as follows:

        Schedule:
        Report of Independent Accountants on Schedule
        Schedule II: Valuation and Qualifying Accounts for the years ended February 28, 1995, 1996 and 1997

(a)(3) Exhibits. The following exhibits are filed herewith or incorporated herein by reference:

         Exhibit

             2.01 Stock Exchange Agreement dated as of October 31, 1995 by and between the Registrant and TakeFive Software GmbH and the holders of share interests in TakeFive Software GmbH (incorporated herein by reference to Exhibit 2.01 to the Registrant's Current Report on Form 8-K, dated October 31,
                   1995).

             2.02 Agreement and Plan of Reorganization dated as of December 14, 1995, as amended January 26, 1996, by and among Registrant, ISI Purchasing Corporation and Doctor Design, Inc. and related documents (incorporated herein by reference to
                   Exhibit 2.01 to the Registrant's Current Report on Form 8-K, dated January 26, 1996 (the "January 26, 1996 Form 8-K")).

             2.03 Agreement of Merger dated as of January 26, 1996 by and between ISI Purchasing Corporation and Doctor Design, Inc. (incorporated herein by reference to Exhibit 2.02 to the January 26, 1996 Form 8-K).

          3.01(i) Registrant's Articles of Incorporation, as amended to date (incorporated by reference to Exhibit Number 3.01(i) to the Registrant's Form 10-K for the fiscal year ended February 28,
                   1996).

         3.01(ii) Registrant's Bylaws, as amended June 12, 1996 (incorporated by reference to Exhibit Number 4.02 to Registrant's Registration Statement on Form S-8 under the Securities Act of 1933, as amended, filed September 27, 1996, Registration No. 333-12799).

             4.01 Registration Rights Agreement dated as of April 13, 1987 (incorporated by reference to Exhibit 4.02 to Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, filed January 26, 1990, Registration No. 33-33219 (the "S-1 Registration Statement")).

           10.01*  Registrant's   401(k)  Plan  (incorporated  by  reference  to
                   Exhibit Number 10.01 to the S-1 Registration Statement).

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

           10.06* Form of Indemnity Agreement with Directors (incorporated by reference to Exhibit Number 10.06 to the S-1 Registration Statement).

           10.07* Form of Stock Option Grant and Stock Option Exercise Form used in connection with Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number 19.01 to Registrant's Form 10-Q for the quarter ended August 31, 1990).

           10.08*  Form  of  Option  Modification  Agreement   (incorporated  by
                   reference to Exhibit Number 19.01 to the Registrant's Form 10-Q for the quarter ended August 31, 1991).

           10.09* Registrant's 1994 Directors Stock Option Plan (incorporated by reference to Exhibit Number 10.10 to the Registrant's Form 10-Q for the quarter ended August 31, 1991).

           10.10* Form of Stock Option Grant and Stock Option Exercise Form used in connection with Registrant's 1994 Directors Stock Option Plan (incorporated by reference to Exhibit Number
                   10.11 to the Registrant's Form 10-K for the fiscal year ended February 28, 1994).


           10.11 Agreement of Purchase and Sale between Connecticut General Life Insurance Company and the Registrant dated February 9, 1996 (incorporated by reference to Exhibit Number 10.14 to the Registrant's Form 10-K for fiscal year ended February 28,
                   1996).

           10.12* Form of Stock Option Exercise Form used in connection with Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number 10.13 to the Registrant's Form 10-Q for the quarter ended May 31, 1995).

           10.13* Epilogue Technology Corporation 1994 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number
                   4.03 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 27, 1996, Registration No. 333-12799).

            11.01  Statement regarding computation of net income per share.

            21.01  List of Registrant's Subsidiaries.

            23.01  Consent of Independent Accountants.

            27.01  Financial Data Schedule

-------------------
 *  Represents a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

(c) Exhibits. See (a)(3) above.

(d) Financial Statement Schedules. See (a)(2) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Integrated Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of Integrated Systems, Inc. as of February 28, 1996 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Systems, Inc. as of February 28, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.

                                             COOPERS & LYBRAND L.L.P.

San Jose, California
March 26, 1997, except for Note 6,
as to which the date is April 28, 1997

                            INTEGRATED SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  February 28,
                                                                                  ------------
                                                                              1996          1997
                                                                              ----          ----
                                    ASSETS
Current assets:
  Cash and cash equivalents .............................................   $  21,822   $  25,585
  Marketable securities .................................................      12,231       4,483
  Accounts receivable, net of allowance for doubtful accounts of $852 and
     $1,540 in 1996 and 1997, respectively ..............................      19,822      28,266
  Deferred income taxes .................................................         373       1,676
  Prepaid expenses and other ............................................       3,587       4,136
                                                                            ---------   ---------
          Total current assets ..........................................      57,835      64,146
Marketable securities ...................................................      15,423      24,627
Property and equipment, net .............................................       5,593      17,956
Intangible assets, net ..................................................       2,106       3,136
Deferred income taxes ...................................................       1,906       1,293
Other assets ............................................................       2,401       1,344
                                                                            ---------   ---------
          Total assets ..................................................   $  85,264   $ 112,502
                                                                            =========   =========

                                 LIABILITIES
Current liabilities:
  Accounts payable ......................................................   $   4,309   $   4,143
  Accrued payroll and related expenses ..................................       3,673       3,407
  Other accrued liabilities .............................................       4,842       4,514
  Income taxes payable ..................................................       4,191       1,442
  Deferred revenue ......................................................       9,389      12,621
                                                                            ---------   ---------
          Total current liabilities .....................................      26,404      26,127
Other liabilities .......................................................         584         203
                                                                            ---------   ---------
          Total liabilities .............................................      26,988      26,330
                                                                            ---------   ---------
Commitments and contingencies (Note 5)

                             SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000 shares authorized:
  Issued and outstanding: none in 1996 and 1997
Common stock, no par value, 50,000 shares authorized:
  Issued and outstanding: 21,206 and 23,039 shares in 1996 and 1997,
     respectively .......................................................      40,283      61,158
Unrealized holding gain on marketable securities, net ...................         333         148
Translation adjustment ..................................................        --        (1,130)
Retained earnings .......................................................      17,660      25,996
                                                                            ---------   ---------
          Total shareholders' equity ....................................      58,276      86,172
                                                                            ---------   ---------
          Total liabilities and shareholders' equity ....................   $  85,264   $ 112,502
                                                                            =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                   Year Ended February 28,
                                                   -----------------------
                                                 1995        1996      1997
                                                 ----        ----      ----
Revenue:
   Product .................................   $ 34,952   $ 51,597   $ 69,282
   Services ................................     23,102     32,845     36,181
                                               --------   --------   --------
     Total revenue .........................     58,054     84,442    105,463
                                               --------   --------   --------
Costs and expenses:
   Cost of product revenue .................      5,980      9,046      9,755
   Cost of services revenue ................      9,547     15,824     16,392
   Marketing and sales .....................     20,565     27,209     40,546
   Research and development ................      8,341     11,379     17,264
   General and administrative ..............      4,311      6,637      8,891
   Amortization of intangible assets .......      1,311        556       --
   Acquisition-related and other ...........       --        7,327      5,676
                                               --------   --------   --------
     Total costs and expenses ..............     50,055     77,978     98,524
                                               --------   --------   --------
       Income from operations ..............      7,999      6,464      6,939
Interest and other income ..................      1,601      2,331      4,220
                                               --------   --------   --------
       Income before income taxes ..........      9,600      8,795     11,159
Provision for income taxes .................      3,110      3,512      3,905
                                               --------   --------   --------
       Net income ..........................   $  6,490   $  5,283   $  7,254
                                               ========   ========   ========
Earnings per share .........................   $   0.33   $   0.24   $   0.31
                                               ========   =========  ========
Shares used in per share calculations ......     19,964     22,088     23,508
                                               ========   =========  ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                            INTEGRATED SYSTEMS, INC.

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (in thousands)

                                                                      Unrealized
                                                                       Holding
                                                   Common Stock      Gain (Loss), Translation   Retained
                                                Shares      Amount       Net       Adjustment   Earnings     Total
                                               --------    --------    --------    ----------   --------   --------
Balances, February 28,  1994 ...............     18,977    $ 31,262    $   227                $ 6,543    $ 38,032
  Exercise of common stock options .........        585       1,858                                         1,858
  Common stock purchased under Employee
     Stock Purchase Plan ...................         94         420                                           420
  Amortization of deferred compensation ....                    183                                           183
  Tax benefit from disqualifying
     dispositions of common stock ..........                  1,009                                         1,009
  Repurchase of common stock ...............       (250)       (430)                             (664)     (1,094)
  Issuance of common stock in connection
     with acquisition ......................        316       1,386                                         1,386
  Unrealized holding loss on marketable
     securities, net .......................                              (336)                              (336)
  Net income ...............................                                                    6,490       6,490
                                               --------    --------    -------               --------    --------
Balances, February 28, 1995 ................     19,722      35,688       (109)                12,369      47,948
  Exercise of common stock options .........        540       2,050                                         2,050
  Common stock purchased under Employee
     Stock Purchase Plan ...................         72         557                                           557
  Tax benefit from disqualifying
     dispositions of common stock ..........                  2,323                                         2,323
  Pooling of interests with TakeFive
     Software ..............................        872          50                                 8          58
  Purchase of TakeFive Software common stock
     for cash ..............................                   (400)                                         (400)
  Payment of note receivable from
     shareholder ...........................                     15                                            15
  Unrealized holding gain on marketable
     securities, net .......................                               442                                442
  Net income ...............................                                                    5,283       5,283
                                               --------    --------    -------               --------    --------
Balances, February 28, 1996 ................     21,206      40,283        333                 17,660      58,276
  Exercise of common stock options .........        651       2,344                                         2,344
  Common stock purchased under Employee
     Stock Purchase Plan ...................         51         975                                           975
  Tax benefit from disqualifying
     dispositions of common stock ..........                  4,908                                         4,908
  Pooling of interests with Epilogue .......        631          26                             1,082       1,108
  Issuance of common stock in connection
     with secondary offering ...............        500      12,774                                        12,774
  Foreign currency translation
     adjustment ............................                                      $(1,130)                 (1,130)
  Purchase of Doctor Design common stock
     for cash ..............................                  (152)                                         (152)
  Unrealized holding loss on marketable
     securities, net .......................                              (185)                              (185)
  Net income ...............................                                                    7,254       7,254
                                               --------    --------    -------    -------    --------    --------
 Balances, February 28,  1997 ..............     23,039    $ 61,158    $   148    $(1,130)   $ 25,996    $ 86,172
                                               ========    ========    =======    =======    ========    ========

            The accompanying notes are an integral part of these consolidated financial statements.


                            INTEGRATED SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Year Ended February 28,
                                                                             -----------------------
                                                                         1995        1996         1997
                                                                       --------    --------    --------
Cash flows from operating activities:
  Net income .......................................................   $  6,490    $  5,283    $  7,254
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ...................................      3,584       4,103       4,955
   Write-downs of intangible assets ................................       --         3,083         616
   Deferred income taxes ...........................................       (558)     (1,768)       (399)
   Provisions for doubtful accounts receivable .....................        147         223         688
   Net income from unconsolidated subsidiary .......................       --          --          (604)
   Changes in assets and liabilities:
     Accounts receivable ...........................................     (5,468)     (4,570)     (8,748)
     Prepaid expenses and other ....................................     (1,171)       (794)       (257)
     Accounts payable, accrued payroll and other accrued liabilities      2,201       5,255      (1,448)
     Income taxes payable ..........................................        970       1,837      (3,397)
     Deferred revenue ..............................................        640       3,125       2,326
     Other assets and liabilities ..................................        (68)        375        (779)
                                                                       --------    --------    --------
     Net cash provided by operating activities .....................      6,767      16,152         207
                                                                       --------    --------    --------
Cash flows from investing activities:
   Purchases of marketable securities ..............................     (8,041)    (16,878)    (24,836)
   Maturities of marketable securities .............................      3,593      18,731      14,374
   Sales of marketable securities ..................................       --          --         8,697
   Additions to property and equipment .............................     (2,089)     (4,332)    (16,012)
   Disposals of property and equipment .............................         46         149         805
   Capitalized software development costs ..........................       (492)       (335)     (1,540)
   Net cash (paid) acquired in acquisitions ........................     (2,081)     (2,885)      2,868
   Other ...........................................................       (200)       (480)     (1,042)
                                                                       --------    --------    --------
    Net cash used in investing activities ..........................     (9,264)     (6,030)    (16,686)
                                                                       --------    --------    --------
Cash flows from financing activities:
   Repurchase of common stock ......................................     (1,094)       --          --
   Proceeds from issuance of common stock ..........................       --          --        12,774
   Proceeds from exercise of common stock options and purchases
     under Employee Stock Purchase Plan ............................      2,278       2,607       3,319
   Tax benefit from disqualifying dispositions of common stock .....      1,009       2,323       4,908
   Other ...........................................................       (223)       (976)       (374)
                                                                       --------    --------    --------
     Net cash provided by financing activities .....................      1,970       3,954      20,627
                                                                       --------    --------    --------
Effect of exchange rate fluctuations on cash and cash equivalents ..       --          --          (385)
Net increase (decrease) in cash and cash equivalents ...............       (527)     14,076       3,763
Cash and cash equivalents at beginning of year .....................      8,273       7,746      21,822
                                                                       --------    --------    --------
Cash and cash equivalents at end of year ...........................   $  7,746    $ 21,822    $ 25,585
                                                                       ========    ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes, net .................   $  1,741    $    700    $  2,346
Supplemental schedule of noncash investing activities:
   Unrealized holding gain (loss) on marketable securities .........   $   (560)   $    736    $   (309)
Supplemental schedule of noncash financing activities:
   Issuance of common stock in connection with acquisition (Note 2).   $  1,386        --          --

            The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

    Integrated Systems, Inc. ("the Company") designs, develops, markets and supports software products and provides related engineering services principally for embedded microprocessor-based applications. Embedded microprocessors are used to add functionality and intelligence to a variety of products and to operate as an integral part of these products, generally without any direct human intervention. The Company offers software that consists of a real-time operating system, a development suite and a series of component modules and design tools that aid software development. The Company markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications and data communications, automotive, multimedia and consumer, office and industrial automation, and the embedded Internet, through a direct sales force augmented by a telemarketing organization, distributors and sales representatives.

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

Fair Value of Financial Instruments and Concentrations

    The amounts reported for cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate fair values based upon comparable market information available at February 28, 1997. The fair values of the Company's marketable securities are set forth in Note 3.

    Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in government securities, tax exempt municipal securities, preferred stock, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market and corporate instruments of similar liquidity and credit quality. With respect to accounts receivable, the Company's customer base is dispersed across many different geographic areas. The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

                            INTEGRATED SYSTEMS, INC.

1. Summary of Significant Accounting Policies - (continued)

Fair Value of Financial Instruments and Concentrations - (continued)

    The Company licenses certain software development tool products from other companies to distribute with its own products. The inability of such third parties to provide competitive products with adequate features and high quality on a timely basis or to cooperate in sales and marketing activities could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products compete with products produced by certain of the Company's licensors. There can be no assurance that, upon the termination or expiration of these licenses, such licenses will be available on reasonable terms or at all, or that the Company could obtain similar products as substitutes. The inability to license such products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                            INTEGRATED SYSTEMS, INC.

1. Summary of Significant Accounting Policies - (continued)

Property and Equipment

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets (three to twenty years). Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations.

Software Development Costs

    The Company capitalizes certain costs to develop computer software to be licensed or otherwise marketed to customers. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the net book value is in excess of net realizable value. Software development costs included in intangible assets at February 28, 1996 and 1997, were $1,177,000 and $1,749,000, respectively, net of accumulated amortization of $1,743,000 and $2,711,000, respectively. Capitalized software development costs were $492,000, $335,000, and $1,540,000 in fiscal 1995, 1996 and 1997, respectively. Amortization, which is included in cost of product revenue, was $607,000, $921,000, and $968,000 in fiscal 1995, 1996 and 1997, respectively.

Intangible Assets

    Intangible assets consist primarily of goodwill, purchased software and capitalized software development costs. Goodwill and purchased software are amortized on a straight-line basis over their estimated useful lives. The Company periodically evaluates the recoverability of goodwill and purchased software based upon estimated undiscounted future cash flows from the related products and businesses acquired.

Employee Stock Plans

    The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based plans and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB 25, and has provided pro forma disclosure in Note 6 as if the measurement provisions of SFAS No. 123 had been adopted.

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

Advertising

    The Company expenses advertising costs as they are incurred. Advertising expense for fiscal 1995, 1996 and 1997 was $800,000, $927,000, and $1,566,000,
respectively.

                            INTEGRATED SYSTEMS, INC.

1. Summary of Significant Accounting Policies - (continued)

Computation of Earnings Per Share

    Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

Foreign Currency Translation

    Assets and liabilities of foreign operations where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. Revenues and expenses are translated at the average rate prevailing during the year. The related gains and losses from translation are recorded as a translation adjustment in a separate component of shareholder's equity. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the U.S. dollar, are included in results of operations.

Fiscal Year

    Prior to fiscal 1996, the Company's fiscal year was reported on a 52/53 week period ending on the last Saturday in February of each year. Beginning in fiscal 1996, the Company's fiscal year end is the last day in February. Accordingly, the fiscal year end for fiscal 1995, 1996 and 1997 was February 25, 29 and 28, respectively. The effect of this change was not material to the Company's financial statements for fiscal 1996 or 1997. For clarity of presentation herein, all fiscal years are referred to as ending on February 28.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, is effective for financial statements issued for periods ending after December 15, 1997 and requires that prior periods be restated. The impact of the adoption of SFAS No. 128 on the financial statements of the Company has not yet been determined.

2. Acquisitions

Merger With TakeFive

    In October 1995, the Company acquired TakeFive Software GmbH ("TakeFive"), an Austrian corporation by issuing 871,980 shares of its common stock in exchange for 97% of the shares of TakeFive. The remaining 3% of the shares of TakeFive were purchased for cash. The business combination was accounted for as a pooling of interests and the Company's results of operations for fiscal 1996 and 1997 include those of TakeFive. The prior years' results have not been restated to include TakeFive operations as such operations were insignificant. Prior to the business combination, TakeFive was in the business of developing, marketing and supporting software tools used in software development. The Company has continued the business of TakeFive and operates TakeFive as an independent subsidiary.

                            INTEGRATED SYSTEMS, INC.

2. Acquisitions - (continued)

Merger With Doctor Design

     In January 1996, the Company acquired Doctor Design, Inc. ("Doctor Design"), an engineering services company specializing in multimedia hardware, software and application specific integrated circuit technology. The Company issued 743,214 shares of its common stock for substantially all the outstanding stock of Doctor Design. The Company also assumed stock options that converted into options to purchase 263,724 shares of the Company's common stock. The business combination was accounted for as a pooling of interests and the Company's results of operations include those of Doctor Design for all periods presented. The Company has continued the business of Doctor Design and operates Doctor Design as an independent subsidiary.

Merger with Epilogue

     In July 1996, the Company acquired Epilogue Technology Corporation ("Epilogue"), a New Mexico corporation, by issuing 630,963 shares of common stock in exchange for all outstanding Epilogue common and preferred stock. The Company also assumed stock options that converted into options to purchase 69,033 shares of the Company's common stock. The business combination was accounted for as a pooling of interests. Results of operations have been included from the date of acquisition. Prior period results have not been restated to include Epilogue operations as such operations were insignificant. Prior to the business combination, Epilogue was a developer and distributor of network management and embedded Internet software for telecommunications and datacommunications equipment manufacturers, embedded software suppliers and networking related integrated circuit manufacturers. The Company intends to integrate the business of Epilogue with that of the Company.

Combined and Separate Results of Mergers

    Combined and separate results of the Company, Doctor Design and TakeFive during the periods preceding the mergers were as follows (in thousands):

                                                   Integrated    Doctor
                                                    Systems      Design  TakeFive     Combined
                                                    -------      ------  --------     --------
 Nine months ended November 30, 1995 (unaudited):
   Net revenue................................     $47,455      $9,171     $3,193      $59,819
   Net income.................................       3,134         882        580        4,596
 Year ended February 28, 1995:
   Net revenue................................      51,979       6,075                  58,054
   Net income.................................       5,754         736                   6,490

Net revenues and net income of Epilogue for the pre-acquisition periods were insignificant.

Acquisition of Diab Data

    In December 1995, the Company acquired certain technology, related assets and all of the outstanding common stock of Diab Data, Inc. ("Diab Data") for $1,735,000. The acquisition was accounted for under the equity method of accounting and was included in other assets in the balance sheet as at February 28, 1996. The acquisition cost exceeded the underlying equity in net assets by $1,395,000, of which $756,000, $425,000 and $214,000 was allocated to existing software products which had reached technological feasibility, goodwill, and in-process software development which had not reached technological feasibility, respectively, based on their respective fair values. The costs allocated to goodwill and existing products are amortized over periods of five and two years, respectively, and the costs allocated to in-process software development were charged to acquisition-related and other costs. In addition to the purchase price, the Company paid bonuses to non-shareholder management and employees totaling $1,645,000, which were expensed and are included as part of acquisition and other expenses in the consolidated statement of income for fiscal 1996. The operations of Diab Data were not material to the consolidated financial statements of

                            INTEGRATED SYSTEMS, INC.

2. Acquisitions - (continued)

Acquisition of Diab Data - (continued)

the Company in fiscal 1996 or fiscal 1997, and accordingly, separate financial information for Diab Data has not been presented.

    In November 1996, the Company revised the terms of the acquisition of Diab Data and paid bonuses to management and employees of Diab Data of $4.8 million. In addition, as a result of the revision in terms, the Company is now required to consolidate the results of this subsidiary, which previously had been accounted for under the equity method of accounting. Accordingly, the operating results of Diab Data have been consolidated with those of the Company beginning December 1, 1996.

Other Acquisitions

    In September 1994, the Company acquired certain software products and other assets for a total purchase price of approximately $3,467,000, consisting of $2,081,000 in cash and non-cash consideration of approximately 316,000 shares of restricted common stock with a value of approximately $1,386,000. The acquisition was accounted for using the purchase method of accounting and accordingly, its operations were included with those of the Company since the date of acquisition. Substantially all of the purchase price was allocated to purchased software, which prior to the third quarter of fiscal 1996, was being amortized on a straight-line basis over a seven-year period. During the third quarter of fiscal 1996, the Company determined that the recoverability of the purchased software was not probable as the products purchased would be replaced by the products acquired in the merger with TakeFive. Accordingly, capitalized purchased software totaling $3,083,000 was charged to acquisition-related and other costs in the consolidated statement of income.

Acquisition-Related and Other Costs

Acquisition-related and other costs for fiscal 1996 and 1997 consist of (in thousands):

                                                         Year Ended February 28,
                                                          ----------------------
                                                              1996      1997
                                                             ------   ------
In-process software development costs written-off ........   $  214     --
Bonus payments to management and employees
  of acquired company ....................................    1,645   $4,750
Purchased software written-off ...........................    3,083      616
Professional fees and other acquisition costs ............    1,585      310
Termination fees payable to a distributor ................      800     --
                                                             ------   ------
                                                             $7,327   $5,676
                                                             ======   ======

    The termination fees payable to a distributor relate to amounts payable resulting from the termination of the Company's reseller arrangement with a Japanese distributor in February 1996.

3. Marketable Securities

    At  February  28,  1996  and  1997,   marketable   securities  consisted  of
fixed-income U.S. Government securities, primarily treasury notes, municipal securities and preferred stock, held by two investment banks.

    Marketable securities at February 28, 1996 are summarized below (in thousands):

                                            Fair       Cost     Unrealized Unrealized  Unrealized
                                            Value      Basis      Gains      Losses     Net Gains
                                            -----      -----      -----      ------     ---------

U.S. Government securities .............   $ 12,678   $ 12,471   $    221    $  (14)     $    207

Municipal securities ...................     11,550     11,456         94        --            94

Preferred stock ........................      3,426      3,172        254        --           254
                                           --------   --------   --------    ------      --------
                                           $ 27,654   $ 27,099   $    569    $  (14)          555
                                           ========   ========   ========    ======
Related deferred taxes .................                                                     (222)
                                                                                         --------
Unrealized holding gain, net ...........                                                 $    333
                                                                                         ========


                            INTEGRATED SYSTEMS, INC.

3. Marketable Securities - (continued)

    Marketable securities at February 28, 1997 are summarized below (in thousands):

                                            Fair       Cost     Unrealized Unrealized Unrealized
                                            Value      Basis      Gains      Losses    Net Gains
                                            -----      -----      -----      ------    ---------

      U.S. Government securities......     $19,818     $19,737     $ 101     $ (20)     $    81

      Municipal securities............       5,832       5,783        49        --           49

      Preferred stock.................       3,460       3,344       135       (19)         116
                                           -------     -------     -----     -----       ------
                                           $29,110     $28,864     $ 285     $ (39)         246
                                           =======     =======     =====     =====
      Related deferred taxes..........                                                      (98)
                                                                                         ------
      Unrealized holding gain, net....                                                   $  148
                                                                                         ======

    At February 28, 1997, all marketable debt securities classified as current assets have scheduled maturities of less than one year. Marketable debt securities classified as noncurrent assets have scheduled maturities of one to five years.

4. Property and Equipment, net (in thousands):

                                                               February 28,
                                                               ------------
                                                           1996          1997
                                                           ----          ----
Buildings ..........................................     $    908      $  6,587
Furniture and fixtures .............................        1,373         1,766
Computer equipment .................................       11,642        14,724
Leasehold improvements .............................          258           596
                                                         --------      --------
                                                           14,181        23,673
Less accumulated depreciation and amortization .....       (8,588)      (11,117)
                                                         --------      --------
                                                            5,593        12,556
Land ...............................................         --           5,400
                                                         --------      --------
                                                         $  5,593      $ 17,956
                                                         ========      ========

In March 1996, the Company purchased its principal facility, for cash of approximately $12,000,000. Depreciation expense was $1,531,000, $2,203,000, and $3,131,000 in fiscal 1995, 1996 and 1997, respectively.

5. Leasehold Commitments and Contingencies

Operating Leases

    Future minimum lease payments under all noncancelable operating leases amount to approximately $1,408,000, $1,151,000, $822,000, $130,000, $81,000 and
$206,000 for fiscal 1998, 1999, 2000, 2001, 2002 and thereafter, respectively. Rent expense for fiscal 1995, 1996 and 1997 was $1,148,000, $1,455,000, and
$1,633,000, respectively.

Contingencies

    In January 1997, a former employee filed a complaint against the Company and certain of its officers, alleging claims for, among other things, breach of contract, fraud, negligent misrepresentation and labor code violations. The complaint seeks general and specific damages of no less than $1.5 million plus exemplary damages, attorney's fees and costs of suit. The Company has filed answers to the complaint denying all of the allegations and asserting various affirmative defenses. The Company believes it has meritorious defenses to the claims and intends to defend the suit vigorously.

    In fiscal 1997, a distributor for the Company's sales and service subsidiary in Paris, France filed a complaint against the subsidiary alleging breach of contract. The complaint seeks damages of approximately $850,000. An answer to the complaint has been filed denying the allegations. The Company believes it has meritorious defenses to the claim and intends to defend the suit vigorously.

                            INTEGRATED SYSTEMS, INC.

5. Leasehold Commitments and Contingencies - (continued)

Contingencies - (continued)

    The Company is involved in a contract dispute with a customer. Management believes it has meritorious defenses in relation to this dispute.

    No accrual for the above matters has been made in the accompanying consolidated financial statements as the ultimate outcomes of the litigation and dispute presently are not determinable. The litigation and dispute are subject to inherent uncertainties and thus, there can be no assurance that the litigation or dispute will be resolved favorably to the Company or that they will not have a material adverse effect on the Company's financial position or results of operations.

6. Shareholders' Equity

Common Stock Split and Common Stock Repurchase

    On March 4, 1996, the Company's Board of Directors authorized a two-for-one stock split to be effective on April 5, 1996 for the shareholders of record on March 18, 1996. All share and per share information in the accompanying financial statements has been restated to give retroactive recognition to the stock split for all periods presented.

    In April 1997, the Company announced that the Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of common stock for cash from time-to-time at market prices. In April 1997, the Company repurchased 20,000 shares of common stock in open market transactions for $187,500 under this stock repurchase program.

Common Stock Option Plans

    At February 28, 1997, the Company had reserved 3,976,155 shares of common stock for issuance under various stock option plans, including plans resulting from the business combinations with Doctor Design and Epilogue (see Note 2). The plans provide for the granting of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees, directors and consultants of the Company at prices not less than fair market value (as determined by the Compensation Committee of the Board of Directors) on the date of grant. Options are exercisable at times and in increments as specified by the Compensation Committee. Options generally vest over four or five years and expire in six to ten years.

    Activity under these plans is as follows (in thousands, except share and per share amounts):

                                                      Shares      Number     Weighted
                                                     Available     of        Average
                                                    for Grant     Options  Price Per Share   Total
                                                    ---------     -------  ---------------   -----
Balances, February 28, 1994.....................      773,966    2,519,896      $ 3.35      $ 8,449
  Adoption of 1994 Directors Stock Option Plan..      400,000
  Shares added to 1988 Plan.....................    2,000,000
  Options granted...............................     (826,164)     826,164      $ 5.92        4,894
  Options exercised ............................                  (584,848)     $ 3.18       (1,858)
  Options canceled..............................      337,344     (337,344)     $ 3.64       (1,227)
                                                   ----------    ---------                  -------
Balances, February 28, 1995.....................    2,685,146    2,423,868      $ 4.23       10,258
  Options granted...............................     (882,272)     882,272      $13.50       11,915
  Options exercised.............................                  (540,254)     $ 3.79       (2,050)
  Options canceled..............................      239,966     (239,966)     $ 5.91       (1,419)
                                                   ----------    ---------                  -------
Balances, February 28, 1996.....................    2,042,840    2,525,920      $ 7.40       18,704
  Assumption of Epilogue Options ...............                    69,033      $ 7.50          518
  Options granted...............................   (1,051,798)   1,051,798      $23.64       24,867
  Options exercised ............................                  (651,390)     $ 3.60       (2,344)
  Options canceled .............................      184,453     (194,701)     $12.85       (2,501)
                                                   ----------    ---------                  -------
Balances, February 28, 1997.....................    1,175,495    2,800,660      $14.01      $39,244
                                                   ==========    =========      ======      =======

                            INTEGRATED SYSTEMS, INC.

6. Shareholders' Equity - (continued)

Common Stock Option Plans - (continued)

The following table summarizes information with respect to stock options outstanding at February 28, 1997:

                                                             (number of options in thousands)
                                             Options Outstanding                       Options Exercisable
                             ------------------------------------------------    ------------------------------
                                                Weighted
                                 Number          Average                             Number
                             Outstanding at     Remaining         Weighted       Exercisable at     Weighted
                              February 28,     Contractual        Average         February 28,       Average
    Range of Exercise Price      1997         Life (years)     Exercise Price       1997         Exercise Price
    -----------------------  --------------   ------------     --------------    --------------  --------------
    $ 0.67 - $ 1.35                92              6.76             $ 1.05            57            $ 0.90
    $ 2.46 - $ 3.88               408              5.19             $ 3.25           276            $ 3.19
    $ 4.50 - $ 7.41               479              7.22             $ 5.50           246            $ 5.80
    $ 7.62 - $11.13               297              7.94             $ 9.07           110            $ 8.95
    $14.25 - $20.75               874              8.42             $17.25           139            $16.84
    $22.75 - $35.63               651              9.07             $26.14             5            $25.66
                                -----                                                ---
                                2,801              7.79             $14.01           833            $ 6.99
                                =====                                                ===

    At February 28, 1996, options to purchase 799,630 shares of common stock at a weighted average exercise price of $3.48 were exercisable.

    In April 1997, the Company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. The new exercise prices range from $8.75 to $10.50 per share, based on the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 1,222,132 shares at original exercise prices ranging from $14.625 to $35.625 per share were canceled and new options were issued in April 1997. Vesting under the new options commenced on the date the individual employees agreed to cancel their original options, and occurs over a four year period.

Employee Stock Purchase Plan

    At February 28, 1997, the Company had reserved a total of 553,632 shares of common stock for issuance under its 1990 Employee Stock Purchase Plan ("the ESPP"). The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market value on the specified purchase date or the beginning of the offering period. During fiscal 1995, 1996 and 1997, approximately 94,000 shares, 72,000 shares, and 51,000 shares, respectively, were sold through the ESPP. The aggregate fair value and weighted average fair value per share of purchase rights under the ESPP in fiscal 1996 and 1997 were $237,000 and $667,000, and $4.41 and $11.09, respectively.

                            INTEGRATED SYSTEMS, INC.

6. Shareholders' Equity - (continued)

Pro Forma Stock-Based Compensation

    The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Stock Option Plans or ESPP. Had compensation cost for the Company's Stock Option Plans and ESPP been determined based on the fair value at the grant date for awards in fiscal 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended February 28, 1996 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               Year Ended
                                                               February 28,
                                                               ------------
                                                            1996         1997
                                                            ----         ----
 Net income - as reported ......................          $5,283        $7,254
 Net income - pro forma ........................           4,704         4,497
 Net income per share - as  reported ...........            0.24          0.31
 Net income per share - pro  forma .............            0.21          0.19

The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years.


The aggregate fair value and weighted average fair value per share of options granted in fiscal 1996 and 1997 were $9.1 million and $17.0 million, and $10.30 and $16.15 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

                                                       1996            1997
                                                       ----            ----
Expected volatility ..........................        79.47%           79.67%
Risk-free interest rate ......................         6.34%            6.15%
Expected life ................................     5.5 years        5.0 years
Expected dividend yield ......................         0.00%            0.00%

The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model, with the following assumptions for rights granted in 1996 and 1997:

                                                        1996            1997
                                                        ----            ----
Expected volatility ..........................         52.25%           83.16%
Risk-free interest rate ......................          5.81%            5.81%
Expected life ................................      0.5 years        0.5 years
Expected dividend yield ......................          0.00%            0.00%

7. 401(k) Plans

    The Company has two 401(k) Plans (the Plans), including a plan resulting from the business combination with Doctor Design (see Note 2), that cover essentially all domestic employees. Each eligible employee may elect to contribute to the Plans, through payroll deductions, up to 15% of their compensation, subject to certain limitations. The Company is obligated to make matching contributions on behalf of each participating employee in an amount equal to 25% of an employee's contribution, up to 2% of the employee's compensation. For individuals who were employed by the Company prior to December 1, 1994, Company contributions are fully vested on the date of contribution. For individuals who became employed subsequent to November 30, 1994, Company contributions vest ratably over a six-year period. The Company's contributions charged against income totaled approximately $228,000, $390,000, and $410,000 in fiscal 1995, 1996 and 1997, respectively.

                            INTEGRATED SYSTEMS, INC.

8. Income Taxes

    The provision for income taxes included the following (in thousands):

                                            Year Ended February 28,
                                            -----------------------
                                          1995       1996        1997
                                          ----       ----        ----
Federal:
  Current ............................   $ 1,838    $ 3,211    $ 2,546
  Deferred ...........................      (429)    (1,584)       245
                                         -------    -------    -------
                                           1,409      1,627      2,791
                                         -------    -------    -------
State:
  Current ............................       647      1,208        884
  Deferred ...........................       (58)      (593)        43
                                         -------    -------    -------
                                             589        615        927
                                         -------    -------    -------
Foreign ..............................     1,112      1,270        187
                                         -------    -------    -------
                                         $ 3,110   $  3,512     $3,905
                                         =======   ========    =======

    The reconciliation between the effective tax rates and statutory federal income tax rates is shown in the following table:

                                                      Year Ended February 28,
                                                      -----------------------
                                                     1995      1996      1997
                                                     ----      ----      ----
Statutory federal income tax rate .................   34.0%    34.0%    35.0%
State taxes, net of federal income tax benefit ....    4.6      5.4      5.5
Acquisition-related costs .........................    --       8.0      1.0
Research and development tax credit and
 credit carry  forwards ...........................   (1.2)    (2.0)    (4.0)
Foreign sales corporation tax benefit .............   (3.7)    (3.5)    (1.5)
Other .............................................   (1.3)    (1.9)    (1.0)
                                                      ----     ----     ----
Effective tax rate ................................   32.4%    40.0%    35.0%
                                                      ====     ====     ====

    Domestic and foreign components of income before income taxes were (in thousands):

                                                      Year Ended February 28,
                                                      -----------------------
                                                      1995      1996      1997
                                                      ----      ----      ----
      Domestic.....................................  $8,558    $7,430   $ 9,493
      Foreign......................................   1,042     1,365     1,666
                                                     ------    ------   -------
                                                     $9,600    $8,795   $11,159
                                                     ======    ======   =======

    The significant components of deferred tax assets and liabilities consist of the following (in thousands):

                                                                February 28,
                                                                ------------
                                                                1996    1997
                                                                ----    ----
Deferred tax assets:
   Purchased intangibles ..................................   $2,572   $1,274
   Tax credit carryforwards ...............................     --      1,087
   Accelerated depreciation ...............................      296      299
   Accrued vacation and holiday ...........................      262      368
   Allowance for doubtful accounts ........................      387      574
   Other ..................................................       58      359
                                                              ------   ------
                                                              $3,575   $3,961
                                                              ======   ======
Deferred tax liabilities:
   Software development costs .............................   $  510   $  545
   Marketable securities ..................................      222       98
   Cash to accrual adjustment and other ...................      564      349
                                                              ------   ------
                                                              $1,296   $  992
                                                              ======   ======

    The Company has not provided a valuation allowance for its net deferred tax assets as it expects such amounts to be realized through taxable income from future operations, or by carryback to prior years' taxable income.

                            INTEGRATED SYSTEMS, INC.

9. Business Segment Information

    The Company operates in one business segment: the design, marketing and support of products for automating the process of real-time software development and system design, including engineering services to assist customers in implementing specific solutions.

    The  Company's  foreign   operations   primarily  consist  of  an  operating
subsidiary and sales and customer service organizations. Net revenues, operating income and identifiable  assets of the Company's  foreign  subsidiaries were not material to the consolidated  financial  statements in fiscal 1995 and 1996. For fiscal 1997 the net revenues,  operating income and identifiable  assets for the
Company's North American,  European and  Asia/Pacific  operations are summarized below:
      (in thousands)
                                     North
                                     America         Europe    Asia/Pacific   Eliminations    Total
                                     -------         ------    ------------   ------------    -----
      1997:
        Net revenues                  $88,870        $20,366       $12,472    $(16,245)    $105,463
        Operating income                5,944            436           559           0        6,939
        Identifiable assets            48,013          8,865         5,234      (4,305)      57,807

Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length prices, which in general are in accordance with the rules and regulations of the respective governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those that can be directly associated with a particular geographic area. Corporate assets include cash and cash equivalents, short-term investments and long-term investments and totaled $54,695,000 at February 28, 1997.

Export revenues consisting of sales from the Company and it's U.S. operating subsidiaries to non-affiliated customers were as follows:

                                          Year Ended February 28,
                                          -----------------------
      (in thousands)                    1995        1996      1997
                                        ----        ----      ----
      Europe                           $ 6,472    $ 9,458   $ 1,869
      Asia/Pacific                       6,790     11,305     6,588
                                       -------    -------   -------
      Total                            $13,262    $20,763   $ 8,457
                                       =======    =======   =======

No customer accounted for 10% or more of total revenue in the reported periods.

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

    In connection with our audits of the consolidated financial statements of Integrated Systems, Inc. and Subsidiaries as of February 28, 1996 and 1997, and for the each of the three years in the period ended February 28, 1997, which financial statements are included in the Registrant's Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14 herein.

    In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                           COOPERS & LYBRAND L.L.P.

San Jose,  California
March 26, 1997, except for Note 6,
as to which the date is April 28, 1997

                                                  SCHEDULE II

                                            INTEGRATED SYSTEMS, INC.

                                       VALUATION AND QUALIFYING ACCOUNTS


             Column A                         Column B               Column C       Column D     Column E
             --------                         --------      ---------------------  ---------    --------
                                                             Charged
                                              Balance at    to Costs     Charged                 Balance
                                              Beginning        and      to Other                 at End
            Description                       of Period     Expenses    Accounts   Write-offs   of Period
            -----------                       ----------   ---------- -----------  ----------   ----------
For the year ended February 28, 1995:
   Allowance for doubtful accounts            $482,000     $253,000            --   $106,000    $  629,000
For the year ended February 28, 1996:
   Allowance for doubtful accounts            $629,000     $286,000            --   $ 63,000    $  852,000
For the year ended February 28, 1997:
   Allowance for doubtful accounts            $852,000     $750,000      $150,000   $212,000    $1,540,000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 1997.

                                        INTEGRATED SYSTEMS, INC.

                                             By: /s/ NARENDRA K. GUPTA
                                             -------------------------
                                             Narendra K. Gupta,
                                             Chairman of the Board and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                                     Title                     Date
              ----                                     -----                     ----

Principal Executive Officer:

/s/ DAVID P. ST. CHARLES                   President, Chief Executive Officer  May 28, 1997
----------------------------------------   and Director
     David P. St. Charles

Principal Financial and Accounting Officer:

/s/ WILLIAM C. SMITH                       Vice President, Finance and Chief   May 28, 1997
----------------------------------------   Financial Officer
     William C. Smith

Additional Directors:

/s/ NARENDRA K. GUPTA                      Chairman of the Board and           May 28, 1997
----------------------------------------   Secretary
     Narendra K. Gupta

/s/ JOHN C. BOLGER                         Director                            May 28, 1997
----------------------------------------
     John C. Bolger

/s/ VINITA GUPTA                           Director                            May 28, 1997
----------------------------------------
     Vinita Gupta

/s/ THOMAS KAILATH                         Director                            May 28, 1997
----------------------------------------
     Thomas Kailath

/s/ RICHARD C. MURPHY                      Director                            May 28, 1997
----------------------------------------
     Richard C. Murphy

                                INDEX TO EXHIBITS



                                                                    Sequentially
   Exhibit                                                             Numbered
   Number                                Exhibit                         Page
   ------                                -------                         ----
   11.01  Statement Regarding Computation of Net Income Per Share ...     49
   21.01  List of Registrant's Subsidiaries .........................     50
   23.01  Consent of Independent Accountants ........................     51
   27.01  Financial Data Schedule ...................................     52