Form 10-Q
period 1997-05-31
INTEGRATED SYSTEMS INC
filed 1997-07-11
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 31, 1997

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


                         ------------------------------


                             201 Moffett Park Drive
                               Sunnyvale, CA 94089
                                 (408) 542-1500
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)


                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The number of shares outstanding of the Registrant's Common Stock on June 30, 1997 was 23,153,216 shares.

The Exhibit Index is located on page 12.                     Page 1 of 14 pages.

                            INTEGRATED SYSTEMS, INC.

                                      INDEX


                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                     3

          Condensed Consolidated Balance Sheets as of May 31, 1997 and February 28, 1997           4

          Condensed Consolidated Statements of Income for the Three Months Ended
          May 31, 1997 and 1996                                                                    5

          Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended May 31, 1997 and 1996                                                              6

          Notes to Condensed Consolidated Financial Statements                                     7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                            8

Item 3.   Quantitative and Qualitative Disclosures About Market Risks                             11


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                        12


SIGNATURES                                                                                        13




================================================================================
         This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding the Company's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Securities and Exchange Commission reports.
================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


The condensed consolidated interim financial statements included herein have been prepared by Integrated Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997. The February 28, 1997 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          May 31,   February 28,
                                                           1997         1997
                                                         ---------    ---------
                                                        (unaudited)

                       ASSETS

Current assets:
     Cash and cash equivalents                           $  20,506    $  25,585
     Marketable securities                                   5,292        4,483
     Accounts receivable, net                               26,114       28,266
     Deferred income taxes                                   1,750        1,676
     Prepaid expenses and other                              6,172        4,136
                                                         ---------    ---------
          Total current assets                              59,834       64,146

Marketable securities                                       36,539       24,627
Property and equipment, net                                 18,325       17,956
Intangible assets, net                                       2,767        3,136
Deferred income taxes                                        1,293        1,293
Other assets                                                 1,136        1,344
                                                         ---------    ---------
          Total assets                                   $ 119,894    $ 112,502
                                                         =========    =========

                  LIABILITIES

Current liabilities:
     Accounts payable                                    $   4,511    $   4,143
     Accrued payroll and related expenses                    2,969        3,407
     Other accrued liabilities                               5,905        4,514
     Income taxes payable                                    1,018        1,442
     Deferred revenue                                       17,949       12,621
                                                         ---------    ---------
          Total current liabilities                         32,352       26,127

Other liabilities                                               81          203
                                                         ---------    ---------
          Total liabilities                                 32,433       26,330
                                                         ---------    ---------
              SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
     23,153 and 23,039 shares issued and
     outstanding at  May 31, 1997 and
     February 28, 1997, respectively                        62,030       61,158
Unrealized holding gain on marketable securities, net           87          148
Translation adjustment                                        (873)      (1,130)
Retained earnings                                           26,217       25,996
                                                         ---------    ---------
          Total shareholders' equity                        87,461       86,172
                                                         ---------    ---------
          Total liabilities and shareholders' equity     $ 119,894    $ 112,502
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

                            INTEGRATED SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended
                                                                 May 31,
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------

Revenue:
    Product                                              $ 15,012       $ 13,718
    Services                                                9,576          9,433
                                                         --------       --------

        Total revenue                                      24,588         23,151
                                                         --------       --------
Costs and expenses:
    Cost of product revenue                                 2,873          2,011
    Cost of services revenue                                4,856          4,174
    Marketing and sales                                    10,060          8,821
    Research and development                                4,802          3,712
    General and administrative                              2,446          2,114
                                                         --------       --------
        Total costs and expenses                           25,037         20,832
                                                         --------       --------

            Income (loss) from operations                    (449)         2,319

Interest and other income                                     795          1,394
                                                         --------       --------

            Income before income taxes                        346          3,713

Provision for income taxes                                    125          1,262
                                                         --------       --------
            Net income                                   $    221       $  2,451
                                                         ========       ========


Earnings per share                                       $   0.01       $   0.11
                                                         ========       ========


Shares used in per share calculations                      23,852         22,709
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

                                            INTEGRATED SYSTEMS, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                   (unaudited)

                                                                                       Three Months Ended
                                                                                            May 31,
                                                                                    ----------------------------
                                                                                      1997                1996
                                                                                    --------            --------
Cash flows from operating activities:
     Net income                                                                     $    221            $  2,451
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                                1,469                 962
          Deferred income taxes                                                          (35)                 (9)
          Net income from  unconsolidated  subsidiary                                   --                  (483)
          Changes in assets and liabilities:
              Accounts receivable                                                      2,376                 (72)
              Prepaid expenses and other                                              (2,036)               (344)
              Accounts payable, accrued payroll and
                    other accrued liabilities                                          1,321              (1,580)
              Income taxes payable                                                      (424)             (4,440)
              Deferred revenue                                                         5,328               1,893
              Other assets and liabilities                                                86                 (97)
                                                                                    --------            --------
          Net cash provided by (used in) operating activities                          8,306              (1,719)
                                                                                    --------            --------
Cash flows from investing activities:
     Purchases of marketable securities, net                                         (12,821)             (7,510)
     Additions to property and equipment, net                                         (1,369)            (13,095)
     Capitalized software development costs                                             (100)               (285)
     Other                                                                              --                  (152)
                                                                                    --------            --------
          Net cash used in investing activities                                      (14,290)            (21,042)
                                                                                    --------            --------
Cash flows from financing activities:
     Repurchase of common stock                                                         (187)               --
     Proceeds from issuance of common stock                                             --                12,955
     Proceeds from exercise of common stock options and
          purchases under the Employee Stock Purchase Plan                             1,059               1,700
     Tax benefit from disqualifying dispositions of common stock                        --                 3,379
                                                                                    --------            --------
          Net cash provided by financing activities                                      872              18,034
                                                                                    --------            --------
     Effect of exchange rate fluctuations on cash and cash equivalents                    33                 (52)

Net decrease in cash and cash equivalents                                             (5,079)             (4,779)
Cash and cash equivalents at beginning of period                                      25,585              21,822
                                                                                    --------            --------
Cash and cash equivalents at end of period                                          $ 20,506            $ 17,043
                                                                                    ========            ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes, net                              $    458            $  1,889

Supplemental schedule of noncash investing activities:
     Unrealized loss on marketable securities                                       $   (100)           $   (430)

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information for the three months ended May 31, 1997 and 1996 is unaudited)

1.       Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Integrated Systems, Inc. and its wholly owned subsidiaries, after elimination of all significant intercompany accounts and transactions, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1997. These condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles.

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

The following table sets forth the calculation of earnings per share for purposes of this report:

                                                              Three Months Ended
                                                                   May 31,
                                                             -------------------
(in thousands, except per share data)                         1997         1996
                                                             -------     -------
                                                                 (unaudited)
Primary:
     Net income                                              $   221     $ 2,451
                                                             =======     =======
     Number of shares:
          Weighted average number of common
            shares outstanding                                23,121      21,506
          Dilutive effect of stock options, net                  731       1,203
                                                             -------     -------
                                                              23,852      22,709
                                                             =======     =======
Earnings per share                                           $  0.01     $  0.11
                                                             =======     =======


Fully diluted:
     Net income                                              $   221     $ 2,451
                                                             =======     =======
     Number of shares:
          Weighted average number of common
            shares outstanding                                23,121      21,506
          Dilutive effect of stock options, net                  731       1,301
                                                             -------     -------
                                                              23,852      22,807
                                                             =======     =======
Earnings per share                                           $  0.01     $  0.11
                                                             =======     =======

3.       Common Stock Repurchase and Repricing of Stock Options

In April 1997, the Company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. The new exercise prices range from $8.75 to $10.50 per share, based on the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 1,222,132 shares at original exercise prices ranging from $14.625 to $35.625 per share were canceled and new options were issued in April 1997. Vesting under the new options commenced on the date the individual employees agreed to cancel their original options, and occurs over a four year period at the rate of 25% one year after the date of grant and then 1/48th of the shares granted at the end of every one-month period thereafter.

In April 1997, the Company announced that the Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of common stock for cash from time-to-time at market prices. In April 1997, the Company repurchased 20,000 shares of common stock in open market transactions for $187,500 under this stock repurchase program.

4.       Contingencies

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

    No accrual for the above matters has been made in the accompanying condensed consolidated interim financial statements as the ultimate outcomes of the litigation and dispute presently are not determinable. The litigation and dispute are subject to inherent uncertainties and thus, there can be no assurance that the litigation or dispute will be resolved favorably to the Company or that they will not have a material adverse effect on the Company's financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended February 28, 1997, as filed with the Securities and Exchange Commission on May 29, 1997.


Overview

Integrated Systems, Inc. ("the Company") designs, develops, markets and supports software products and provides related engineering services principally for embedded microprocessor-based applications. The Company currently derives substantially all of its revenues from licensing these products and providing related maintenance and engineering and consulting services. In July 1996, the Company acquired Epilogue Technology Corporation ("Epilogue"), a New Mexico corporation in the business of developing network management and embedded Internet software for telecommunications and date communications equipment manufacturers, embedded software suppliers and networking related integrated circuit manufacturers. The combination was accounted for as a pooling of interests. The results of operations for Epilogue have been included only since the date of acquisition, as previous results were not significant. In November 1996, the Company revised the terms of the acquisition of Diab Data, Inc. ("Diab Data") which was acquired in fiscal year 1996 in a transaction accounted for under the equity method of accounting. Revising the terms of the original acquisition agreement requires the Company to consolidate the results of Diab Data from the fourth quarter of fiscal year 1997 forward.

Forward-Looking Information is Subject to Risk and Uncertainty; Additional Risks and Uncertainties

Except for the historical information contained in this Quarterly Report, the matters herein contain "forward-looking" statements and information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the

Company may fluctuate as a result of these and the other risk factors detailed in the Company's Annual Report on Form 10-K for the year ended February 28, 1997, and other documents filed by the Company with the Securities and Exchange Commission.

Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. During the previous fiscal year, the Company's actual performance did not meet market expectations. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. Consequently, the purchase or holding of the Company's Common Stock involves an extremely high degree of risk.


Results of Operations

The following table sets forth for the periods presented the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change in each line item from the prior year period:

                                                Percentage of         Period-to-Period
                                               Total Revenue         Percentage Change
                                               -------------         -----------------
                                             Three Months Ended     Three Months Ended
                                                  May 31,                 May 31,
                                             1997        1996      1997 compared to 1996
                                             ----        ----      ---------------------
Revenue:
     Product                                  61%         59%                9%
     Services                                 39          41                 2
                                             ----       ----
          Total revenue                      100         100                 6
                                             ----       ----

Costs and expenses:
     Cost of product revenue                  12           9                43
     Cost of services revenue                 20          18                16
     Marketing and sales                      41          38                14
     Research and development                 19          16                29
     General and administrative               10           9                16
                                             ----       ----
          Total costs and expenses           102          90                20
                                             ----       ----
               Income (loss) from
                  operations                  (2)         10
Interest and other income                      3           6               (43)
                                             ----       ----
               Income before income
                  taxes                        1          16               (91)
Provision for income taxes                    --           5               (90)
                                             ----       ----
               Net income                      1%         11%              (91)%
                                             ====       ====

Revenue

The Company's total revenue increased 6% from $23.2 million in the first quarter of fiscal year 1997 to $24.6 million in the first quarter of fiscal year 1998. Product revenue increased 9% from $13.7 million in the first quarter of fiscal year 1997 to $15.0 million in the first quarter of fiscal year 1998. The increase in product revenue was primarily due to the inclusion of Diab Data and Epilogue product revenue in fiscal year 1998, plus increased unit shipments of SNiFF+. Services revenue increased 2% from $9.4 million in the first quarter of fiscal year 1997 to $9.6 million in the first quarter of fiscal year 1998, as a result of increases in maintenance revenue from the growing installed base of customers, offset in part by a decrease in certain consulting activities.

The  percentage  of  the  Company's   total  revenue  from   customers   located
internationally was 33% in the first quarters of fiscal years 1998 and 1997.

Costs and Expenses

The Company's cost of product revenue as a percentage of product revenue increased from 15% in the first quarter of fiscal year 1997 to 19% in the first quarter of fiscal year 1998. This increase is due to an increase in the proportion of product revenues subject to third party royalty costs. The Company's cost of services revenue as a percentage of services revenue increased from 44% in the first quarter of fiscal year 1997 to 51% in the first quarter of fiscal year 1998. This percentage increase is due to lower margins achieved on certain consulting activities.

Marketing and sales expenses were $10.1 million and $8.8 million in the first quarters of fiscal years 1998 and 1997, respectively, representing 41% and 38%, of total revenue, respectively. These increases were primarily due to additional expenses associated with the Company's continued investment in the domestic and international sales forces and support infrastructure.

Research and development expenses were $4.8 million and $3.7 million in the first quarters of fiscal years 1998 and 1997, respectively, representing 19% and 16%, respectively, of total revenue. These increases were primarily the result of increased personnel and consulting expenses associated with the development of several new products, and enhancing existing products. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $100,000 in the first quarter of fiscal year 1998 compared to $285,000 in the first quarter of fiscal year 1997. The amounts capitalized represent approximately 2% of total research and development expenditures for the first quarter of fiscal year 1998 compared to 7% in the first quarter of the previous fiscal year. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over three years. Amortization for the first quarter of fiscal year 1998 was $281,000 compared to $229,000 for the first quarter of fiscal year 1997.

General and administrative expenses were $2.4 million and $2.1 million in the first quarters of fiscal years 1998 and 1997, respectively, representing 10% and 9% of total revenue, respectively. The dollar increases were primarily the result of increased headcount, related in part to the acquisition of Epilogue and the consolidation of Diab Data.

Interest and other income was $0.8 million in the first quarter of fiscal 1998 compared to $1.4 million in the first quarter of fiscal year 1997. The decrease is primarily due to the inclusion in fiscal year 1997 of net operating income of $730,000 from Diab Data which was required to be accounted for under the equity method of accounting until the fourth quarter of fiscal year 1997.

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

Liquidity and Capital Resources

The Company funds its operations principally through cash flows from operations. As of May 31, 1997, the Company had $62.3 million of cash, cash equivalents and marketable securities. This represents an increase of $7.6 million from February 28, 1997. In April 1997, the Company announced that the Board of Directors had authorized a new common stock repurchase program allowing the Company to repurchase up to 1,000,000 shares of common stock for cash, from time-to-time at market prices. No time limit was set for the completion of the program. In April 1997, the Company repurchased 20,000 shares of common stock for $187,500.

Net cash provided by operating activities during the first quarter of fiscal year 1998 totaled $8.3 million, an increase of $10.0 million over the amount generated in the first quarter of fiscal year 1997. Net cash provided by operating activities increased, in spite of a decrease in net income, due mainly to changes in accounts receivable, accounts payable, accrued payroll and other accrued liabilities, income taxes payable, and deferred revenue.

Net cash used in investing activities totaled $14.3 million in the first quarter of fiscal year 1998 compared to $21.0 million in fiscal year 1997. The decrease in net cash used in investing activities was due primarily to the purchase of a building in fiscal year 1997, offset in part, by an increase in net purchases of marketable securities.

Net cash provided by financing activities totaled $0.9 million in the first quarter of fiscal year 1998 compared to $18.0 million in the first quarter of fiscal year 1997. The decrease in net cash provided by financing activities in the first quarter of fiscal 1998 was due to the issuance of common stock in May 1996. In addition the proceeds from the exercise of options to purchase common stock and purchases under the Employee Stock Purchase Plan were lower in the first quarter of fiscal year 1998. The first quarter of fiscal year 1997 also benefited from a large tax benefit from disqualifying dispositions of common stock.

The Company believes that cash flows from operations, together with existing cash balances, will be adequate to meet the Company's cash requirements for working capital, stock repurchase and capital expenditures for the next 12 months and the foreseeable future.


Item 3.       Quantitative and Qualitative Disclosures About Market Risks

         Not applicable.

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the three months ended May 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   July 11, 1997                     INTEGRATED SYSTEMS, INC.
                                           (Registrant)




                                           -----------------------------
                                           DAVID P. ST. CHARLES
                                           President and Chief Executive Officer





                                           ----------------------------
                                           WILLIAM C. SMITH
                                           Vice President, Finance and
                                           Chief Financial Officer