Form 10-Q
period 1997-08-31
INTEGRATED SYSTEMS INC
filed 1997-10-15
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 1997

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

                         ------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

The number of shares outstanding of the Registrant's Common Stock on September 30, 1997 was 23,252,586 shares.

The Exhibit Index is located on page 14.                     Page 1 of 22 pages.

                            INTEGRATED SYSTEMS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item     1. Financial Statements                                               3

            Condensed Consolidated Balance Sheets as of August 31, 1997
            and February 28, 1997                                              4

            Condensed Consolidated Statements of Income for the Three
            and Six Months Ended August 31, 1997 and 1996                      5

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended August 31, 1997 and 1996                          6

            Notes to Condensed Consolidated Financial Statements               7

Item     2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9


PART II - OTHER INFORMATION

Item     4. Submission of matters to a vote of Security Holders               14

Item     6. Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                    15





pRISM+, MATRIXx and SNiFF+ are either registered trademarks or trademarks of Integrated Systems, Inc.





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

                       PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


The condensed consolidated interim financial statements included herein have been prepared by Integrated Systems, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997. The February 28, 1997 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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



                                   INTEGRATED SYSTEMS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands)

                                                                August 31,        February 28,
                                                                   1997               1997
                                                               -----------       -------------
                                                               (unaudited)
                          ASSETS

Current assets:
     Cash and cash equivalents                                  $ 20,868           $ 25,585
     Marketable securities                                         4,813              4,483
     Accounts receivable, net                                     26,843             28,266
     Deferred income taxes                                         1,385              1,676
     Prepaid expenses and other                                    4,542              4,136
                                                                --------           --------
          Total current assets                                    58,451             64,146

Marketable securities                                             36,840             24,627
Property and equipment, net                                       18,771             17,956
Intangible assets, net                                             2,504              3,136
Deferred income taxes                                              1,293              1,293
Other assets                                                       1,073              1,344
                                                                --------           --------
          Total assets                                          $118,932           $112,502
                                                                ========           ========

                      LIABILITIES

Current liabilities:
     Accounts payable                                           $  5,766           $  4,143
     Accrued payroll and related expenses                          4,207              3,407
     Other accrued liabilities                                     6,047              4,514
     Income taxes payable                                            738              1,442
     Deferred revenue                                             13,501             12,621
                                                                --------           --------
          Total current liabilities                               30,259             26,127

Other liabilities                                                    249                203
                                                                --------           --------
          Total liabilities                                       30,508             26,330
                                                                --------           --------

                SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
     23,230 and 23,039 shares issued and outstanding at
     August 31, 1997 and February 28, 1997, respectively          62,488             61,158
Unrealized holding gain on marketable securities, net                267                148
Translation adjustment                                            (1,483)            (1,130)
Retained earnings                                                 27,152             25,996
                                                               ---------          ---------
          Total shareholders' equity                              88,424             86,172
                                                               ---------          ---------
          Total liabilities and shareholders' equity           $ 118,932          $ 112,502
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



                                               INTEGRATED SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (in thousands, except per share data)
                                                     (unaudited)

                                                         Three Months Ended                   Six Months Ended
                                                              August 31,                          August 31,
                                                     -------------------------          ---------------------------
                                                       1997             1996              1997               1996
                                                     -------          --------          --------           --------
Revenue:
    Product                                         $ 17,182          $ 17,107          $ 32,194           $ 30,825
    Services                                          14,988             8,998            24,564             18,431
                                                     -------          --------          --------           --------
        Total revenue                                 32,170            26,105            56,758             49,256
                                                     -------          --------          --------           --------
Costs and expenses:
    Cost of product revenue                            3,512             2,086             6,385              4,097
    Cost of services revenue                           8,961             3,892            13,817              8,066
    Marketing and sales                               11,242             9,842            21,302             18,663
    Research and development                           4,747             4,409             9,549              8,121
    General and administrative                         3,281             2,041             5,727              4,155
    Acquisition-related and other                         --               926                --                926
                                                     -------          --------          --------           --------
        Total costs and expenses                      31,743            23,196            56,780             44,028
                                                     -------          --------          --------           --------
            Income (loss) from operations                427             2,909               (22)             5,228

Interest and other income                                979               798             1,774              2,192
                                                     -------          --------          --------           --------
            Income before income taxes                 1,406             3,707             1,752              7,420

Provision for income taxes                               471             1,335               596              2,597
                                                     -------          --------          --------           --------
            Net income                               $   935          $  2,372          $  1,156           $  4,823
                                                     =======          ========          ========           ========
Earnings per share                                   $  0.04          $   0.10          $   0.05           $   0.21
                                                     =======          ========          ========           ========
Shares used in per share calculations                 23,969            23,511            23,910             23,110
                                                     =======          ========          ========           ========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       -5-


                            INTEGRATED SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                        August 31,
                                                                            -----------------------------
                                                                              1997                 1996
                                                                            --------             --------
Cash flows from operating activities:
     Net income                                                             $  1,156             $  4,823
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                         2,934                2,067
         Write-down of intangible assets                                          --                  616
         Deferred income taxes                                                   212                  395
         Net income from unconsolidated subsidiary                                --                 (267)
         Changes in assets and liabilities:
             Accounts receivable                                               1,265               (1,564)
             Prepaid expenses and other                                         (406)                (222)
             Accounts payable, accrued payroll and
                    other accrued liabilities                                  3,956               (2,783)
             Income taxes payable                                               (704)              (3,978)
             Deferred revenue                                                    880                  186
             Other assets and liabilities                                        265               (1,112)
                                                                            --------             --------
         Net cash provided by (used in) operating activities                   9,558               (1,839)
                                                                            --------             --------
Cash flows from investing activities:
      Purchases of marketable securities                                     (12,345)             (12,631)
      Additions to property and equipment                                     (2,815)             (14,771)
      Capitalized software development costs                                    (250)                (735)
      Other                                                                       --                  956
                                                                            --------             --------
         Net cash used in investing activities                               (15,410)             (27,181)
                                                                            --------             --------
Cash flows from financing activities:
      Repurchase of common stock                                                (187)                  --
      Proceeds from issuance of common stock                                      --               12,790
      Proceeds from exercise of common stock options and
         purchases under the Employee Stock Purchase Plan                      1,517                1,928
      Tax benefit from disqualifying dispositions of common stock                 --                3,708
                                                                            --------             --------
         Net cash provided by financing activities                             1,330               18,426
                                                                            --------             --------
Effect of exchange rate fluctuations on cash and cash equivalents               (195)                 (30)

Net decrease in cash and cash equivalents                                     (4,717)             (10,624)
Cash and cash equivalents at beginning of period                              25,585               21,822
                                                                            --------             --------
Cash and cash equivalents at end of period                                  $ 20,868             $ 11,198
                                                                            ========             ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                           $    986             $  2,355

Supplemental schedule of noncash investing activities:
     Unrealized gain (loss) on marketable securities                        $    198             $   (469)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          INTEGRATED SYSTEMS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           (Information for the three and six months ended August 31,
                           1997 and 1996 is unaudited)

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

The following table sets forth the calculation of earnings per share for purposes of this report:

                                                            Three Months Ended      Six Months Ended
                                                               August 31,             August 31,
                                                            ------------------      ----------------
(in thousands, except per share data)                        1997        1996       1997        1996
                                                             ----        ----       ----        ----
                                                               (unaudited)             (unaudited)
Primary:
  Net income                                              $   935     $  2,372   $  1,156   $  4,823
                                                          =======     ========   ========   ========
  Number of shares:
    Weighted average number of common shares outstanding   23,182       22,335     23,151     21,921
    Dilutive effect of stock options, net                     787        1,176        759      1,189
                                                          -------     --------   --------   --------
                                                           23,969       23,511     23,910     23,110
                                                          =======     ========   ========   ========
Earnings per share                                        $  0.04     $   0.10   $   0.05   $   0.21
                                                          =======     ========   ========   ========

Fully diluted earnings per share, for all periods presented, were not materially different from the amounts shown above.

3.       Contingencies

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

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While management does not believe that the outcome of any of the legal matters will have a material adverse effect on the Company's consolidated financial position, there can be no assurance that these matters will be resolved favorably to the Company.

4.       Recent Accounting Pronouncements

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards of disclosure and financial statement presentation for reporting total comprehensive income in individual components. SFAS No, 130 is effective for fiscal years beginning after December 15, 1997, and will require earlier periods to be restated to reflect application of the provisions of SFAS No. 130.

In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. The above statements supersedes SFAS No. 14 and SFAS No. 18 and is effective for fiscal years beginning after December 15, 1997, and requires earlier years to be restated if practicable.

The impact of the adoption of the above statements on the financial statements of the Company has not yet been determined.

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

Overview

Integrated Systems, Inc. ("the Company") designs, develops, markets and supports software products and provides related engineering services principally for embedded microprocessor-based applications. The Company currently derives substantially all of its revenues from licensing these products and providing related maintenance and engineering and consulting services. In July 1996, the Company acquired Epilogue Technology Corporation ("Epilogue"), a New Mexico corporation in the business of developing network management and embedded Internet software for telecommunications and data communications equipment manufacturers, embedded software suppliers and networking related integrated circuit manufacturers. The combination was accounted for as a pooling of interests. The results of operations for Epilogue have been included only since the date of acquisition, as previous results were not significant. In November 1996, the Company amended the terms of the acquisition of Diab Data, Inc. ("Diab Data") which was acquired in fiscal year 1996 in a transaction accounted for under the equity method of accounting. Revising the terms of the original acquisition agreement requires the Company to consolidate the results of Diab Data from the fourth quarter of fiscal year 1997 forward.

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

Results of Operations

The following table sets forth for the periods presented the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change in each line item from the prior year period:

                                                  Percentage of         Period-to-Period
                                                  Total Revenue         Percentage Change
                                              --------------------     ---------------------
                                                Three Months Ended      Three Months Ended
                                                    August 31,               August 31,
                                               1997          1996      1997 compared to 1996
                                              ------        ------     ---------------------
Revenue:
     Product                                    53%            66%             - %
     Services                                   47             34              67
                                               ---            ---
          Total revenue                        100            100              23
                                               ---            ---

Costs and expenses:
     Cost of product revenue                    11              8              68
     Cost of services revenue                   28             15             130
     Marketing and sales                        35             38              14
     Research and development                   15             17               8
     General and administrative                 10              7              61
     Acquisition-related and other               -              4             N/M
                                               ---            ---
          Total costs and expenses              99             89              37
                                               ---            ---
               Income from operations            1             11             (85)
Interest and other income                        3              3              23
                                               ---            ---
               Income before income taxes        4             14             (62)
Provision for income taxes                       1              5             (65)
                                               ---            ---
               Net income                        3%             9%            (61)%
                                               ===            ===

N/M = Not Meaningful


                                              Percentage of           Period-to-Period
                                              Total Revenue           Percentage Change
                                             ----------------       ---------------------
                                             Six Months Ended         Six Months Ended
                                                August 31,               August 31,
                                              1997         1996     1997 compared to 1996
                                             ------       ------    ---------------------
Revenue:
     Product                                    57 %        63 %            4 %
     Services                                   43          37             33
                                               ---         ---
          Total revenue                        100         100             15
                                               ---         ---

Costs and expenses:
     Cost of product revenue                    11           8             56
     Cost of services revenue                   24          16             71
     Marketing and sales                        38          38             14
     Research and development                   17          17             18
     General and administrative                 10           8             38
     Acquisition-related and other               -           2            N/M
                                               ---         ---
          Total costs and expenses             100          89             29
                                               ---         ---

               Income from operations            -          11            N/M
Interest and other income                        3           4            (19)
                                               ---         ---
               Income before income taxes        3          15            (76)
Provision for income taxes                       1           5            (77)
                                               ---         ---
               Net income                        2 %        10 %          (76)%
                                               ===         ===

N/M = Not Meaningful


Revenue

The Company's total revenue increased 23% to $32.2 million in the second quarter of fiscal year 1998 from $26.1 million in the second quarter of fiscal year 1997 and 15% to $56.8 million in the first six months of fiscal year 1998 from $49.3 million in the first six months of fiscal year 1997. Product revenue increased marginally to $17.2 million in the second quarter of fiscal year 1998 from $17.1 million in the second quarter of fiscal year 1997, and 4% to $32.2 million in the first six months of fiscal year 1998 from $30.8 million in the first six months of fiscal year 1997. The dollar increases in product revenue are primarily due to the inclusion of product revenue from Diab Data and Epilogue in fiscal year 1998, plus increased unit shipments of SNiFF+(TM). Services revenue increased 67% to $15.0 million in the second quarter of fiscal year 1998 from $9.0 million in the second quarter of fiscal year 1997, and 33% to $24.6 million in the first six months of fiscal year 1998 from $18.4 million in the first six months of fiscal year 1997. These dollar increases are the result of both an increase in maintenance revenue from a growing installed base of customers, and from an increase in engineering services and consulting activities at Doctor Design, Inc. ("Doctor Design"), an engineering services subsidiary specializing in multimedia hardware, software and application specific integrated circuit technology.

The percentage of the Company's total revenue from customers located internationally was 31% and 37% in the second quarters of fiscal years 1998 and 1997, respectively, and 31% and 38% in the first six months of fiscal years 1998 and 1997, respectively. These percentage decreases are primarily due to growth at Doctor Design, which has a predominately domestic customer base.

Costs and Expenses

The Company's cost of product revenue as a percentage of product revenue increased from 12% in the second quarter of fiscal year 1997 to 20% in the second quarter of fiscal year 1998, and from 13% in the first six months of fiscal year 1997 to 20% in the first six months of fiscal year 1998. These percentage increases were due to increases in the proportion of product revenue subject to third party royalty costs, the write-off of certain prepaid royalties, and increased amortization of capitalized software development costs.

The Company's cost of services revenue as a percentage of services revenue increased from 43% in the second quarter of fiscal year 1997 to 60% in the second quarter of fiscal year 1998, and from 44% in the first six months of fiscal year 1997 to 56% in the first six months of fiscal year 1998. These percentage increases were due to an increase in lower margin fixed price contracts. In particular, during the second quarter of fiscal year 1998, the Company was required to procure a significant amount of materials with no associated margin, under the terms of a large engineering services contract. Excluding this anomaly, cost of services revenue as a percentage of services was 51% for the second quarter and the first six months of fiscal year 1998.

Marketing and sales expenses were $11.2 million and $9.8 million in the second quarters of fiscal years 1998 and 1997, respectively, representing 35% and 38% of total revenue, respectively, and $21.3 million and $18.7 million in the first six months of fiscal years 1998 and 1997, respectively, representing 38% of total revenue in both six month periods. The dollar increases for all periods presented were primarily due to the Company's continued investment in it's domestic and international sales and support infrastructure. In addition, the Company incurred employee terminations related costs in Europe in the second quarter of fiscal year 1998.

Research and development expenses were $4.7 million and $4.4 million in the second quarters of fiscal years 1998 and 1997, respectively, representing 15% and 17%, respectively, of total revenue, and $9.5 million and $8.1 million in the first six months of fiscal years 1998 and 1997, respectively, representing 17% of total revenue in both six month periods. The dollar increases for all periods presented were primarily the result of increased personnel and consulting expenses associated with the development of the Company's pRISM+(TM) development environment, MATRIXxR version 6.0 and other new products, and enhancing existing products. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $150,000 in the second quarter of fiscal year 1998 compared to $450,000 in the second quarter of fiscal year 1997, and $250,000 in the first six months of fiscal year 1998 compared to $735,000 in the first six months of fiscal year 1997. The amounts capitalized represent approximately 3% of total research and development expenditures for the second quarter of fiscal year 1998 compared to 9% in the second quarter of the previous fiscal year, and 3% in the first six months of fiscal year 1998 compared to 8% in the first six months of fiscal year 1997. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over three years. Amortization for the second quarter of fiscal year 1998 was $232,000 compared to $206,000 for the second quarter of fiscal year 1997, and $513,000 in the first six months of fiscal year 1998 compared to $435,000 in the first six months of fiscal year 1997.

General and administrative expenses were $3.3 million and $2.0 million in the second quarters of fiscal years 1998 and 1997, respectively, representing 10% and 8% of total revenue, respectively, and $5.7 million and $4.2 million in the first six months of fiscal years 1998 and 1997, respectively, representing 10% and 8% of total revenue, respectively. The dollar increases for all periods presented were primarily the result of increased headcount, related in part to the acquisition of Epilogue and the consolidation of Diab Data, combined with significant growth at Doctor Design.

Acquisition-related and other costs in the second quarter and six month period of fiscal year 1997 comprised the write-off of intangible assets related to a prior acquisition and direct costs related to the acquisition of Epilogue.

Interest and other income was $1.0 million in the second quarter of fiscal 1998 compared to $0.8 million in the second quarter of fiscal year 1997. The increase is primarily due to higher interest earned from increased holdings of cash and marketable securities in fiscal year 1998. Interest and other income was $1.8 million in the first six months of fiscal year 1998 compared to $2.2 million in the first six months of fiscal year 1997. This decrease is due to the inclusion in fiscal year 1997 of net operating income of $480,000 from Diab Data which was required to be accounted for under the equity method of accounting until the fourth quarter of fiscal year 1997, offset, in part, by increased interest income in fiscal year 1998.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards of disclosure and financial statement presentation for reporting total comprehensive income in individual components. SFAS No, 130 is effective for fiscal years beginning after December 15, 1997, and will require earlier periods to be restated to reflect application of the provisions of SFAS No. 130.

In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. The above statements supersedes SFAS No. 14 and SFAS No. 18 and is effective for fiscal years beginning after December 15, 1997, and requires earlier years to be restated if practicable.

The impact of the adoption of the above statements on the financial statements of the Company has not yet been determined.


Liquidity and Capital Resources

The Company funds its operations principally through cash flows from operations. As of August 31, 1997, the Company had $62.5 million of cash, cash equivalents and marketable securities. This represents an increase of $7.8 million from February 28, 1997. In April 1997, the Company announced that the Board of Directors had authorized a new common stock repurchase program allowing the Company to repurchase up to 1,000,000 shares of common stock for cash, from time-to-time at market prices. No time limit was set for the completion of the program. In April 1997, the Company repurchased 20,000 shares of common stock for $187,500.

Net cash provided by operating activities during the first six months of fiscal year 1998 totaled $9.6 million, as compared to net cash used of $1.8 million in the first six months of fiscal year 1997. Net cash provided by operating activities increased, in spite of a decrease in net income, due mainly to changes in accounts receivable, accounts payable, accrued payroll and other accrued liabilities, income taxes payable, and deferred revenue.

Net cash used in investing activities totaled $15.4 million in the first six months of fiscal year 1998 compared to $27.2 million in fiscal year 1997. Net cash used in investing activities was higher in fiscal year 1997 due primarily to the purchase of a building in March 1996.

Net cash provided by financing activities totaled $1.3 million in the first six months of fiscal year 1998 compared to $18.4 million in the first six months of fiscal year 1997. Net cash provided by financing activities was significantly higher in the first six months of fiscal 1997 due to the issuance of common stock in May 1996. In addition the proceeds from the exercise of options to purchase common stock and purchases under the Employee Stock Purchase Plan were lower in the first six months of fiscal year 1998. The first six months of fiscal year 1997 also benefited from a large tax benefit from disqualifying dispositions of common stock.

The Company believes that cash flows from operations, together with existing cash balances, will be adequate to meet the Company's cash requirements for working capital, stock repurchase and capital expenditures for the next 12 months and the foreseeable future.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

              At the Annual Meeting of Shareholders held July 15, 1997, the shareholders elected directors of the Company with the following nominees receiving the votes indicated:

                      Name                               For            Withheld
                      ----                               ---            --------

                  John C. Bolger                     19,191,456          126,719
                  Narendra K. Gupta                  19,195,350          122,825
                  Vinita Gupta                       19,186,168          132,007
                  Thomas Kailath                     19,191,400          126,775
                  Richard C. Murphy                  19,191,456          126,719
                  David P. St. Charles               19,153,398          164,777


Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits.

              The following exhibit is filed herewith:

              Exhibit                                                                     Page
              Number       Title                                                          Number
              -------      -----                                                          ------
               10.03       Registrant's 1988 Stock Option Plan, as amended to date          16

               27.00       Financial Data Schedule                                          22

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the three months ended August 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   October 14, 1997                 INTEGRATED SYSTEMS, INC.
                                          (Registrant)



                                          /S/  DAVID P. ST. CHARLES
                                          --------------------------------
                                          DAVID P. ST. CHARLES
                                          President and Chief Executive Officer





                                          /S/  WILLIAM C. SMITH
                                          --------------------------------
                                          WILLIAM C. SMITH
                                          Vice President, Finance and
                                          Chief Financial Officer