Form 10-Q
period 1997-11-30
INTEGRATED SYSTEMS INC
filed 1998-01-14
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  _____________

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                         Commission file number: 0-18268


                           ___________________________


                            INTEGRATED SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


        California                                     94-2658153
       (State or other jurisdiction                   (I.R.S. employer
        of incorporation or organization)              identification no.)


                           ___________________________


                             201 Moffett Park Drive
                               Sunnyvale, CA 94089
                                 (408) 542-1500
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)


                            ___________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The number of shares outstanding of the Registrant's Common Stock on December 31, 1997 was 23,380,390 shares.

The Exhibit Index is located on page 14.                     Page 1 of 16 pages.

                             INTEGRATED SYSTEMS, INC.

                                      INDEX



                                                                                                     Page
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                     3

              Condensed Consolidated Balance Sheets as of November 30, 1997 and
              February 28, 1997                                                                        4

              Condensed Consolidated Statements of Operations for the Three and Nine
              Months Ended November 30, 1997 and 1996                                                  5

              Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended November 30, 1997 and 1996                                                         6

              Notes to Condensed Consolidated Financial Statements                                     7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                            9



PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                       14

Item 6.       Exhibits and Reports on Form 8-K                                                        14


SIGNATURES                                                                                            15


pRISM+, SNiFF+ and MATRIXx are either trademarks or registered trademarks of Integrated Systems, Inc.






         =======================================================================
         This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding the Company's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Securities and Exchange Commission reports.
         =======================================================================

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

                            INTEGRATED SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  November 30,  February 28,
                                                     1997           1997
                                                 -------------  -------------
                                                 (unaudited)
                     ASSETS

Current assets:
     Cash and cash equivalents                   $     12,945   $     25,585
     Marketable securities                              5,908          4,483
     Accounts receivable, net                          26,098         28,266
     Deferred income taxes                              2,063          1,676
     Prepaid expenses and other                         4,892          4,136
                                                 -------------  -------------

          Total current assets                         51,906         64,146

Marketable securities                                  44,752         24,627
Property and equipment, net                            18,772         17,956
Intangible assets, net                                  2,779          3,136
Deferred income taxes                                   1,293          1,293
Other assets                                            1,078          1,344
                                                 -------------  -------------

          Total assets                           $    120,580   $    112,502
                                                 =============  =============

                  LIABILITIES

Current liabilities:
     Accounts payable                            $      4,182   $      4,143
     Accrued payroll and related expenses               4,083          3,407
     Other accrued liabilities                          5,529          4,514
     Income taxes payable                                 984          1,442
     Deferred revenue                                  13,834         12,621
                                                 -------------  -------------

          Total current liabilities                    28,612         26,127

Other liabilities                                           7            203
                                                 -------------  -------------

          Total liabilities                            28,619         26,330
                                                 -------------  -------------

              SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
     23,378 and 23,039 shares issued and outstanding at
     November 30, 1997 and February 28, 1997,
     respectively                                      64,568         61,158
Unrealized holding gain on marketable                      84            148
securities, net
Translation adjustment                                (1,455)        (1,130)
Retained earnings                                      28,764         25,996
                                                 -------------  -------------

          Total shareholders' equity                   91,961         86,172
                                                 -------------  -------------

          Total liabilities and shareholders'
equity                                           $    120,580   $    112,502
                                                 =============  =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                   Three Months Ended      Nine Months Ended
                                                       November 30,          November 30,
                                                  -------------------------------------------
                                                    1997       1996        1997       1996
                                                  ---------  ---------   ---------  ---------
Revenue:
    Product                                       $ 19,150   $ 18,515    $ 51,344   $ 49,340
    Services                                        10,752      8,288      35,316     26,719
                                                  ---------  ---------   ---------  ---------

        Total revenue                               29,902     26,803      86,660     76,059
                                                  ---------  ---------   ---------  ---------

Costs and expenses:
    Cost of product revenue                          3,182      2,681       9,567      6,778
    Cost of services revenue                         5,853      4,223      19,670     12,289
    Marketing and sales                             12,105      9,999      33,407     28,662
    Research and development                         4,672      4,149      14,221     12,270
    General and administrative                       2,738      2,154       8,465      6,309
    Acquisition-related and other                       --      4,750          --      5,676
                                                  ---------  ---------   ---------  ---------
        Total costs and expenses                    28,550     27,956      85,330     71,984
                                                  ---------  ---------   ---------  ---------

            Income (loss) from operations            1,352    (1,153)       1,330      4,075

Interest and other income                            1,090      1,008       2,864      3,200
                                                  ---------  ---------   ---------  ---------

            Income (loss) before income taxes        2,442      (145)       4,194      7,275

Provision (benefit) for income taxes                   830       (51)       1,426      2,546
                                                  ---------  ---------   ---------  ---------

            Net income (loss)                     $  1,612   $    (94)   $  2,768   $  4,729
                                                  =========  =========   =========  =========

Earnings per share                                    0.07       0.00        0.12       0.20
                                                  =========  =========   =========  =========

Shares used in per share calculations               24,349     22,909      24,057     23,385
                                                  =========  =========   =========  =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Nine Months Ended
                                                                          November 30,
                                                                     ------------------------
                                                                           1997         1996
                                                                     -----------  -----------
Cash flows from operating activities:
     Net income                                                       $  2,768      $  4,729
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                   4,255         3,002
         Write-down of intangible assets                                  --             616
         Deferred income taxes                                            (354)          474
         Net income from unconsolidated subsidiary                        --            (604)
         Changes in assets and liabilities:
             Accounts receivable                                         2,063        (7,000)
             Prepaid expenses and other                                   (756)         (706)
             Accounts payable, accrued payroll and
                    other accrued liabilities                            1,730          (263)
             Income taxes payable                                         (458)       (4,379)
             Deferred revenue                                            1,213           935
            Other assets and liabilities                                    (3)         (315)
                                                                      --------      --------

          Net cash provided by (used in) operating activities           10,458        (3,511)
                                                                      --------      --------

Cash flows from investing activities:
      Purchases of marketable securities, net                          (21,647)      (13,050)
      Additions to property and equipment                               (3,816)      (15,423)
      Capitalized software development costs                              (825)       (1,085)
      Other                                                               --           3,150
                                                                      --------      --------

          Net cash used in investing activities                        (26,288)      (26,408)
                                                                      --------      --------

Cash flows from financing activities:
      Repurchase of common stock                                          (187)         --
      Proceeds from issuance of common stock                              --          12,790
      Proceeds from exercise of common stock options and
         purchases under the Employee Stock Purchase Plan                2,679         2,935
      Tax benefit from disqualifying dispositions of common stock          918         3,708
                                                                      --------      --------

          Net cash provided by financing activities                      3,410        19,433
                                                                      --------      --------

Effect of exchange rate fluctuations on cash and cash equivalents         (220)          (15)

Net decrease in cash and cash equivalents                              (12,640)      (10,501)
Cash and cash equivalents at beginning of period                        25,585        21,822
                                                                      --------      --------

Cash and cash equivalents at end of period                            $ 12,945      $ 11,321
                                                                      ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                     $  1,353      $  2,607

Supplemental schedule of noncash investing activities:
     Unrealized gain (loss) on marketable securities                  $    (97)     $    428

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                    November 30, 1997 and 1996 is unaudited)

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

The following table sets forth the calculation of earnings per share for purposes of this report:

                                                   Three Months Ended          Nine Months Ended
                                                       November 30,               November 30,
                                                 ------------------------------------------------
(in thousands, except per share data)               1997       1996            1997         1996
                                                 ---------  ---------       ---------   ---------
Primary:
  Net income (loss)                              $  1,612     $    (94)     $  2,768     $  4,729
                                                 ========     ========      ========     ========
  Number of shares:
    Weighted average number of common shares
      outstanding                                  23,291       22,909        23,198       22,250
    Dilutive effect of stock options, net           1,058         --             859        1,135
                                                 --------     --------      --------     --------
                                                   24,349       22,909        24,057       23,385
                                                 ========     ========      ========     ========

Earnings per share                                   0.07         0.00          0.12         0.20
                                                 ========     ========      ========     ========

Fully diluted earnings per share, for all periods presented, were not materially different from the amounts shown above.

3.       Contingencies

In January 1997, a former employee filed a complaint against the Company and certain of its officers, alleging claims for, among other things, breach of contract, fraud, negligent misrepresentation and labor code violations. The complaint sought general and specific damages of no less than $1.5 million plus exemplary damages, attorney's fees and costs of suit. The Company filed answers to the complaint denying all of the allegations and asserting various affirmative defenses. In October 1997, the Company reached an agreement with the plaintiff to settle all outstanding legal disputes between the two parties resulting in an immaterial charge in the quarter ended November 30, 1997.

In fiscal 1997, a distributor for the Company's sales and service subsidiary in Paris, France filed a complaint against the subsidiary alleging breach of contract. The complaint sought damages of approximately $850,000. An answer to the complaint was filed denying the allegations. In September 1997, the Court in Paris ruled in favor of the Company in all material aspects of the complaint. As such, the dispute was resolved with an immaterial cost to the Company.

In November 1997, the Company and one of its customers reached an agreement to resolve a previous contract dispute. The settlement resolved all disagreements between the parties and all associated costs were covered by reserves established in prior periods.

In October 1997, Greenhills Software, Inc. ("Greenhills"), a supplier, filed a demand for arbitration against the Company, alleging among other things, breach of contract, fraud, negligent misrepresentation and misappropriation of trade name. Greenhills seeks damages of approximately $30 million plus unspecified punitive and exemplary damages. In December 1997, the Company responded to the arbitration demand, and filed a counter-claim against Greenhills. The Company believes it has meritorious defenses to all claims against the Company and intends to defend the claims vigorously. This dispute, however, is subject to inherent uncertainties and thus, there can be no assurance that it will be resolved favorably to the Company or that it will not have a material adverse effect on the Company's financial position or results of operations.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards of disclosure and financial statement presentation for reporting total comprehensive income in individual components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and will require earlier periods to be restated to reflect application of the provisions of SFAS No. 130.

In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. The statement supersedes SFAS No. 14 and SFAS No. 18 and is effective for fiscal years beginning after December 15, 1997, and requires earlier years to be restated if practicable.

In November 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition," which supersedes SOP 91-1. The Statement is effective for fiscal years beginning after December 15, 1997 and therefore will be effective for the Company's fiscal year 1999.

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

Forward-Looking Information is Subject to Risk and Uncertainty; Additional Risks and Uncertainties

Except for the historical information contained in this Quarterly Report, the matters herein contain "forward-looking" statements and information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. In particular, the economic conditions in certain countries in Asia have worsened significantly in recent months. The majority of the Company's Asian business is derived in Japan, where the down-turn has been less significant, but the impact on the Company's future results is uncertain. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and the other risk factors detailed in the Company's Annual Report on Form 10-K for the year ended February 28, 1997, and other documents filed by the Company with the Securities and Exchange Commission.

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

Results of Operations

The following tables set forth for the periods presented the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of operations and the percentage change in each line item from the prior year period:


                                                      Percentage of              Period-to-Period
                                                      Total Revenue             Percentage Change
                                                   ---------------------     ------------------------
                                                    Three Months Ended          Three Months Ended
                                                       November 30,                November 30,
                                                    1997        1996            1997 compared to 1996
                                                   --------    -------       ------------------------
Revenue:
     Product                                            64 %       69 %                       3 %
     Services                                           36         31                        30
                                                   --------    -------
          Total revenue                                100        100                        12
                                                   --------    -------

Costs and expenses:
     Cost of product revenue                            11         10                        19
     Cost of services revenue                           19         16                        39
     Marketing and sales                                40         37                        21
     Research and development                           16         15                        13
     General and administrative                          9          8                        27
     Acquisition-related and other                      --         18                       N/M
                                                   --------    -------
          Total costs and expenses                      95        104                         2
                                                   --------    -------

               Income (loss) from operations             5        (4)                       N/M
Interest and other income                                3         4                          8
                                                   --------    -------
               Income (loss) before income taxes         8         --                       N/M
Provision (benefit) for income taxes                     3         --                       N/M
                                                   ========    =======
               Net income (loss)                         5 %       -- %                     N/M
                                                   ========    =======

N/M = Not Meaningful


                                            Percentage of          Period-to-Period
                                            Total Revenue         Percentage Change
                                         ----------------------------------------------
                                          Nine Months Ended      Nine Months Ended
                                            November 30,             November 30,
                                          1997       1996        1997 compared to 1996
                                         -------    -------     -----------------------
Revenue:
     Product                                 59 %       65 %               4 %
     Services                                41         35                32
                                         -------    -------
          Total revenue                     100        100                14
                                         -------    -------

Costs and expenses:
     Cost of product revenue                 11          9                41
     Cost of services revenue                23         16                60
     Marketing and sales                     38         38                17
     Research and development                16         16                16
     General and administrative              10          8                34
     Acquisition-related and other           --          8               N/M
                                         -------    -------
            Total costs and expenses         98         95                19
                                         -------    -------

               Income from operations         2          5               (67)
Interest and other income                     3          4               (10)
                                         -------    -------
               Income before income taxes     5          9               (42)
Provision for income taxes                    2          3               (44)
                                         -------    -------
                Net income                    3 %        6 %             (41) %
                                         =======    =======

N/M = Not Meaningful


Revenue

The Company's total revenue increased 12% to $29.9 million in the third quarter of fiscal year 1998 from $26.8 million in the third quarter of fiscal year 1997 and 14% to $86.7 million in the first nine months of fiscal year 1998 from $76.1 million in the first nine months of fiscal year 1997. Product revenue increased 3% to $19.2 million in the third quarter of fiscal year 1998 from $18.5 million in the third quarter of fiscal year 1997, and 4% to $51.3 million in the first nine months of fiscal year 1998 from $49.3 million in the first nine months of fiscal year 1997. The dollar increase in product revenue in the third quarter of fiscal year 1998 is primarily due to sales of the pRISM+(TM) development environment, which was released in the second quarter of fiscal year 1998. The increase in product revenue in the nine month period of fiscal year 1998 is due to sales of pRISM+ and the inclusion of product revenue from Diab Data and Epilogue in fiscal year 1998, plus increased unit shipments of SNiFF+(TM). Services revenue increased 30% to $10.8 million in the third quarter of fiscal year 1998 from $8.3 million in the third quarter of fiscal year 1997, and 32% to $35.3 million in the first nine months of fiscal year 1998 from $26.7 million in the first nine months of fiscal year 1997. These dollar increases are the result of both an increase in maintenance revenue from a growing installed base of customers, and from an increase in engineering services and consulting activities at Doctor Design, Inc. ("Doctor Design"), an engineering services subsidiary specializing in multimedia hardware, software and application specific integrated circuit technology.

The percentage of the Company's total revenue from customers located internationally was 44% and 36% in the third quarters of fiscal years 1998 and 1997, respectively, and 39% and 37% in the first nine months of fiscal years 1998 and 1997, respectively. These percentage increases are primarily due to growth in product and services revenue in Asia, particularly in Japan.

Costs and Expenses

The Company's cost of product revenue as a percentage of product revenue increased from 14% in the third quarter of fiscal year 1997 to 17% in the third quarter of fiscal year 1998, and from 14% in the first nine months of fiscal year 1997 to 19% in the first nine months of fiscal year 1998. These percentage increases were due to a higher proportion of product revenue being subject to third party royalty costs. The increase from the first nine months of fiscal year 1997 to fiscal year 1998 was also due to the write-off of certain prepaid royalties in the second quarter of fiscal year 1998.

The Company's cost of services revenue as a percentage of services revenue increased from 51% in the third quarter of fiscal year 1997 to 54% in the third quarter of fiscal year 1998, and from 46% in the first nine months of fiscal year 1997 to 56% in the first nine months of fiscal year 1998. These percentage increases were due, in part, to an increase in the proportion of services revenue derived from fixed price contracts, which generally have lower gross margins than time and material consulting contracts. In particular, the cost of services revenue as a percentage of services revenue increased in the first nine months of fiscal year 1998 as the Company was required to procure a significant amount of hardware for integration, which had no associated gross margin, under the terms of a large engineering services contract completed in the second quarter of fiscal year 1998. Excluding this anomaly, cost of services revenue as a percentage of services revenue was 52% for the first nine months of fiscal year 1998.

Marketing and sales expenses were $12.1 million and $10.0 million in the third quarters of fiscal years 1998 and 1997, respectively, representing 40% and 37% of total revenue, respectively, and $33.4 million and $28.7 million in the first nine months of fiscal years 1998 and 1997, respectively, representing 38% of total revenue in both nine month periods. The dollar increases for all periods presented were primarily due to the increased marketing activity associated with the introduction of pRISM+ and the Company's continued investment in its sales and support infrastructure.

Research and development expenses were $4.7 million and $4.1 million in the third quarters of fiscal years 1998 and 1997, respectively, representing 16% and 15%, respectively, of total revenue, and $14.2 million and $12.3 million in the first nine months of fiscal years 1998 and 1997, respectively, representing 16% of total revenue in both nine month periods. The dollar increases for all periods presented were primarily the result of increased personnel and consulting expenses to support the Company's continued emphasis on developing new products, including pRISM+ and MATRIXx(R) version 6.0, and enhancing existing products. Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") were $575,000 in the third quarter of fiscal year 1998 compared to $350,000 in the third quarter of fiscal year 1997, and $825,000 in the first nine months of fiscal year 1998 compared to $1,085,000 in the first nine months of fiscal year 1997. The amounts capitalized represent approximately 11% of total research and development expenditures for the third quarter of fiscal year 1998 compared to 8% in the third quarter of the previous fiscal year, and 5% in the first nine months of fiscal year 1998 compared to 8% in the first nine months of fiscal year 1997. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over three years. Amortization for the third quarter of fiscal year 1998 was $139,000 compared to $238,000 for the third quarter of fiscal year 1997, and $652,000 in the first nine months of fiscal year 1998 compared to $673,000 in the first nine months of fiscal year 1997.

General and administrative expenses were $2.7 million and $2.2 million in the third quarters of fiscal years 1998 and 1997, respectively, representing 9% and 8% of total revenue, respectively, and $8.5 million and $6.3 million in the first nine months of fiscal years 1998 and 1997, respectively, representing 10% and 8% of total revenue, respectively. The dollar increases for all periods presented were primarily the result of increased headcount, related in part to the acquisition of Epilogue and the consolidation of Diab Data, combined with significant growth at Doctor Design.

Acquisition-related and other costs in the third quarter of fiscal year 1997 comprised a one-time payment to the executives of a previously acquired company, Diab Data, made in conjunction with a revision to the original acquisition agreement. Acquisition-related and other costs for the nine-month period of fiscal year 1997 also include the write-off of intangible assets related to a prior acquisition and direct costs related to the acquisition of Epilogue.

Interest and other income was $1.1 million in the third quarter of fiscal 1998 compared to $1.0 million in the third quarter of fiscal year 1997. The increase is primarily due to higher interest earned from increased holdings of cash and marketable securities in fiscal year 1998. Interest and other income was $2.9 million in the first nine months of fiscal year 1998 compared to $3.2 million in the first nine months of fiscal year 1997. This decrease is due to the inclusion in fiscal year 1997 of net operating income of $680,000 from Diab Data which was required to be accounted for under the equity method of accounting until the fourth quarter of fiscal year 1997, offset, in part, by increased interest income in fiscal year 1998.

The effective income tax rate for the three and nine months ended November 30, 1997 was 34% compared to an effective income tax rate of 35% in the prior year's comparable periods. The lower rate in fiscal year 1998 is primarily attributable to an increase in federal R&D credits available in fiscal year 1998.

Liquidity and Capital Resources

The Company funds its operations and capital expenditures principally through cash flows from operations. As of November 30, 1997, the Company had $63.6 million of cash, cash equivalents and marketable securities. This represents an increase of $8.9 million from February 28, 1997. In April 1997, the Company announced that the Board of Directors had authorized a new common stock repurchase program allowing the Company to repurchase up to 1,000,000 shares of common stock for cash, from time-to-time at market prices. No time limit was set for the completion of the program although the Company is restricted to certain periods in which shares may be purchased. In April 1997, the Company repurchased 20,000 shares of common stock for $187,500.

Net cash provided by operating activities during the first nine months of fiscal year 1998 totaled $10.5 million, as compared to net cash used of $3.5 million in the first nine months of fiscal year 1997. Net cash provided by operating activities increased, in spite of a decrease in net income, due mainly to an improvement in the management of accounts receivable and accounts payable, and changes in accrued payroll and other accrued liabilities and income taxes payable.

Net cash used in investing activities totaled $26.3 million in the first nine months of fiscal year 1998 compared to $26.4 million in fiscal year 1997. Net purchases of marketable securities increased significantly in fiscal year 1998 as the Company continued to invest excess cash in interest-bearing securities. Additions to property and equipment were higher in fiscal year 1997 due primarily to the purchase of a building in March 1996.

Net cash provided by financing activities totaled $3.4 million in the first nine months of fiscal year 1998 compared to $19.4 million in the first nine months of fiscal year 1997. Net cash provided by financing activities was significantly higher in the first nine months of fiscal 1997 due to the issuance of common stock in May 1996. The first nine months of fiscal year 1997 also benefited from a large tax benefit from disqualifying dispositions of common stock.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards of disclosure and financial statement presentation for reporting total comprehensive income in individual components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and will require earlier periods to be restated to reflect application of the provisions of SFAS No. 130.

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

In November 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition," which supersedes SOP 91-1. The Statement is effective for fiscal years beginning after December 15, 1997 and therefore will be effective for the Company's fiscal year 1999.

The impact of the adoption of the above statements on the financial statements of the Company has not yet been determined.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

              Information with respect to this item is incorporated by reference to Note 3 of Notes to Condensed Consolidated Financial Statements included herein on page 7 of the Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits.

              The following exhibit is filed herewith:

              Exhibit                                                     Page
              Number       Title                                          Number

               27.00       Financial Data Schedule                         16


      (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the three months ended November 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   January 13, 1998                  INTEGRATED SYSTEMS, INC.
                                           (Registrant)



                                           /S/  DAVID P. ST. CHARLES
                                           -------------------------
                                           DAVID P. ST. CHARLES
                                           President and Chief Executive Officer





                                           /S/  WILLIAM C. SMITH
                                           ---------------------
                                           WILLIAM C. SMITH
                                           Vice President, Finance and
                                           Chief Financial Officer