Form 10-K
period 1998-02-28
INTEGRATED SYSTEMS INC
filed 1998-05-29
CIK 775163

--------------------------------------------------------------------------------
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended February 28, 1998 or

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

                             201 Moffett Park Drive
                              Sunnyvale, CA 94089
                                 (408) 542 1500

       (Address, including zip code, of Registrant's principal executive offices and Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 30, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $333,088,952. The aggregate market value was computed by reference to the closing price of the common stock on the Nasdaq National Market on April 30, 1998.

As of April 30, 1998, there were 23,479,087 shares of Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1998 are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------

Table of Contents

Integrated Systems, Inc.
1998 Form 10-K Annual Report

Part I
-------------------------------------------------------------------------------------------------------
Item 1.   Business                                                                                    1
-------------------------------------------------------------------------------------------------------
Item 2.   Properties                                                                                 17
-------------------------------------------------------------------------------------------------------
Item 3.   Legal Proceedings                                                                          17
-------------------------------------------------------------------------------------------------------
Item 4.   Submission of Matters to a Vote of Security Holders                                        18
-------------------------------------------------------------------------------------------------------
Item 4a.  Executive Officers of the Registrant                                                       18
-------------------------------------------------------------------------------------------------------

Part II
-------------------------------------------------------------------------------------------------------
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters                  20
-------------------------------------------------------------------------------------------------------
Item 6.   Selected Financial Data                                                                    20
-------------------------------------------------------------------------------------------------------
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations      22
-------------------------------------------------------------------------------------------------------
Item 7a.  Quantitative and Qualitative Disclosures About Market Risks                                28
-------------------------------------------------------------------------------------------------------
Item 8.   Financial Statements and Supplementary Data                                                28
-------------------------------------------------------------------------------------------------------
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures      28
-------------------------------------------------------------------------------------------------------

Part III
-------------------------------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrant                                         29
-------------------------------------------------------------------------------------------------------
Item 11.  Executive Compensation                                                                     29
-------------------------------------------------------------------------------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and Management                             29
-------------------------------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions                                             29
-------------------------------------------------------------------------------------------------------

Part IV
-------------------------------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K                           30
-------------------------------------------------------------------------------------------------------
Signatures                                                                                           53
-------------------------------------------------------------------------------------------------------

Part I


This Report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, trends in the Company's target markets, the Company's business and sales strategies, the development of new products, enhancements or technologies, matters relating to proprietary rights, competition and facilities needs, and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.


Item 1. Business.

Integrated Systems, Inc. ("ISI" or the "Company") provides comprehensive solutions of software products and engineering services for the development of embedded microprocessor-based applications for the real-time embedded computer market. The real-time embedded computer market is being driven by the increasing demand for low-cost, high-performance, enhanced-functionality devices. These devices, using the 32-bit embedded microprocessor, are increasingly requiring complex software applications in order to address the functionality and intelligence that the market demands.

ISI offers a solution for embedded software development that consists of design and development tools, real-time operating system ("RTOS") software and components, application enablers, and design services. ISI's products are designed to enable users to accelerate the design, development, debugging, implementation and maintenance of embedded software. ISI's products and services reduce the expense associated with embedded software and system development and enable customers to develop systems that have greater functionality, enhanced performance, improved reliability and ease of use. ISI markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications, data communications, automotive, digital office and consumer electronics. ISI was incorporated in California in February 1980.


pRISM+(TM), pSOSystem(R), pSOS+(R) , pSOS+m(TM), SNiFF+(TM), MATRIXx(R), AutoCode(R), BetterState(TM), SystemBuild(TM), Xmath(TM), DocumentIt(TM), RealSim(TM), pRPC+(TM), pHILE+(TM) and pREPC+(TM) are either trademarks or registered trademarks of Integrated Systems, Inc. All other trademarks or trade names referred to in this report are the property of their respective owners.

Item 1. Business

INDUSTRY BACKGROUND Embedded systems consist of one or more microprocessors, peripheral devices and related software dedicated to a specialized task or set of tasks. Embedded systems are found in many common products such as cellular telephones, automobiles, facsimile machines and gas pumps. Many of these products require real-time embedded software that provides an immediate, predictable response to unpredictable sequences of external events under deadlines. For example, the embedded system that controls the engine in an automobile must set airflow, fuel quantity, spark advance and other engine parameters for each cycle within milliseconds based on engine speed, engine temperature, atmospheric conditions and accelerator position in order to optimize fuel efficiency, emissions control and responsiveness.

With the advent of more powerful, low-cost, application-specific embedded processors, embedded systems are being used in, or with, a wider range of applications. Embedded systems are found in telecommunications and data communications products such as routers, access devices and switches; in automotive products such as engine controllers and anti-lock braking systems; in digital office products such as printers, copiers and point-of-sale terminals; and in consumer electronics products such as digital video broadcast and security systems. Embedded Internet applications for interactive entertainment, network computers, remote maintenance and other areas offer the potential for significant new opportunities for embedded systems.

Embedded systems are increasingly based upon 32-bit microprocessors, which run significantly larger and more sophisticated application software. In addition, the cost of 32-bit microprocessors has decreased substantially, thereby opening new markets for high-volume embedded applications that can now be cost justified. As a result, 32-bit microprocessors represent the fastest growing segment of the embedded microprocessor industry. The complexity and size of these new software applications and the proliferation of multiple types of microprocessors require a more substantial engineering effort, necessitating more sophisticated embedded software design and development tools and RTOSs.

Many developers of embedded systems are seeking to improve engineering productivity by standardizing on off-the-shelf third-party software in order to increase developer productivity, reduce design cycle cost, shorten time-to-market and deliver high-quality reliable product. In addition, developers place a high degree of importance on high-quality development environments and operating systems, and in having access to strong technical support resources. With productivity becoming a key strategic issue, senior managers for division- or company-wide deployment are increasingly evaluating the selection of embedded software development environments with RTOS technology. ISI believes that more organizations will need to replace internally developed tools with commercial products and to standardize on integrated enterprise-wide solutions that are reliable, intuitive, scalable for simple and complex application development, suited for small to large development teams and available on the industry-leading platforms and targets.

THE INTEGRATED SYSTEMS SOLUTION ISI offers a solution for embedded software development that consists of design and development tools, RTOS software and components, application enablers, and design services. The ISI solution is built upon pRISM+(TM), a software development environment for embedded application development. The pRISM+ environment contains three functional groups: software design and development tools, embedded RTOS software and components (pSOSystem(R)), and application enablers. The pRISM+ environment is targeted to provide comprehensive solutions for the telecommunications, data communications, automotive, digital office and consumer electronics markets. ISI's engineering services group offers core competencies in areas such as embedded software design and implementation, hardware drivers and board support package development, rapid system prototyping, Application Specific Integrated Circuit ("ASIC") design and development, Windows(R) system and application programming, test and certification, production engineering, and customized hands-on training. These services have allowed ISI to offer its customers complete turnkey solutions.

ISI's products are designed to enable users to accelerate the design, development, debugging, implementation and maintenance of embedded software and to develop systems that have greater functionality, enhanced performance, improved reliability and ease of use. ISI's products offer the following benefits to the embedded development community:

Productivity. ISI's pRISM+ development environment provides developers with an integrated platform containing the tools needed for the essential steps in embedded application development, from source code design and development to deployment. The pRISM+ environment is intuitive, operating system aware, suitable for small to large development teams, able to support distributed development and is available on industry-leading platforms and targets.

Performance. Each tool in the pRISM+ environment is designed to help the embedded developer create high-performance applications. The compilers are optimized to the target processors, the source level debuggers have full knowledge of the operating system (pSOSystem), the target analysis tools capture and analyze run-time information, the source code comprehension tool facilitates source code understanding and pSOSystem provides a small, deterministic, real-time, high-performance operating system.

Reliability. ISI's pSOSystem operating system is highly reliable, making it suitable for deeply embedded applications where human intervention to remedy software operating problems is not feasible. High reliability reduces maintenance costs and allows ISI's customers to develop sophisticated mass-market products based on ISI's solution.

Scalability. ISI's product architecture is modular, scalable and readily customizable. ISI's pRISM+ development environment is suitable for simple to complex source code development, single or multiple developers and single to multiple target processor architectures. The pRISM+ architecture enables integration with other third-party tools for expanded functionality. The pSOSystem operating system contained in pRISM+ is based on a scalable component architecture that is small in size and enables the addition of component modules for enhanced capabilities.

Suitability For High-Volume Applications. ISI's pRISM+ environment contains pSOSystem, a full-featured high-performance operating system with memory requirements as low as 16 Kbytes. ISI's pSOSystem operating system is very efficient, enabling ISI's customers to minimize hardware costs while increasing the functionality of their application designs.

BUSINESS STRATEGY ISI's objective is to maintain a leadership position in the telecommunications, data communications, automotive, digital office and consumer electronics markets, and to leverage its experience in embedded applications to enter new markets, such as Embedded Internet applications, in which ISI believes it can establish a leadership position. To achieve these objectives, ISI is pursuing the following business strategy:

Maintain Technology Leadership. ISI's extensive expertise in embedded software design and development tools and RTOSs has enabled it to be a technology leader in the embedded software development market. ISI seeks to capitalize on this existing technology base to accelerate the development of new products that leverage the features of its existing product lines. ISI intends to maintain its technological leadership through rapid response to emerging opportunities and customer requirements, by continuing to make significant investments in research and development, and continuing to enhance the architecture of its software development environment and operating system software.

Item 1. Business

Offer Comprehensive Solutions. ISI's products and services offer a comprehensive solution to users of embedded microprocessors. This approach simplifies customers' purchasing decisions, eliminates the need for customers to integrate products from multiple sources, improves customer support, accelerates the integration of ISI's technology into customers' products and allows ISI's products to be used effectively by less experienced engineers. ISI expects to continue to expand and refine its solution through internal development activities and strategic acquisitions.

Maintain Market Focus. While ISI's products and services are suitable for a wide variety of applications and are sold to a broad range of customers, ISI has particularly focused its development and marketing efforts on the telecommunications, data communications, automotive, digital office and consumer electronics markets. ISI has developed a suite of products to address these markets in order to achieve deeper penetration, as well as to provide products that reduce the time and expense associated with system development. ISI seeks to participate in the rapid growth of low-cost, high-volume applications for embedded systems through run-time license arrangements with its customers.
Run-time license arrangements generally result in a license fee based on the number of products sold that incorporate ISI's products.

Address Emerging Market Opportunities. From time to time, ISI evaluates strategic opportunities and applies its technology to develop products for new markets more quickly. ISI believes its products and services are suitable for emerging markets because its products are scalable, reliable and rapidly re-configurable.

Provide Portability and Support for Industry-Leading Embedded Microprocessors and Host Platforms. ISI has expended significant resources to make its products available on a broad range of host platforms and 32-bit embedded microprocessors. This has allowed ISI to sell into a wide range of markets. Because large companies use a range of host platforms and microprocessors, it also makes it possible for large customers to standardize on ISI's solution.

PRODUCTS AND SERVICES ISI offers a solution for embedded software development that consists of design and development tools, RTOS software and components, application enablers, and design services. ISI's primary product line is pRISM+, a comprehensive software development environment for embedded application development. The pRISM+ environment contains three functional groups: software design and development tools, embedded RTOS software and components (pSOSystem), and application enablers. The pRISM+ environment is reliable, intuitive, scalable for simple and complex application development, suited for small to large development teams, and available on the industry-leading platforms and targets. The pRISM+ environment is targeted to provide comprehensive solutions for the telecommunications, data communications, automotive, digital office and consumer electronics markets.

The pRISM+ environment supports Microsoft(R) Windows NT(R), Windows 95 and UNIX host platforms and the industry-leading Motorola 68xxx ("68K") and PowerPC, MIPS, ARM and Intel x86 target processors. The pSOSystem operating system is also supported on i960, Hitachi SH, Coldfire and Mitsubishi M32R processors. ISI expects to continue to port pRISM+ for pSOSystem to other emerging processors.

Software Design and Development Tools. ISI offers a comprehensive environment to support the design and development of embedded software applications. ISI's design and development tools include optimized compilers, source level debuggers, run-time analyzers, a source code comprehension tool, interfaces to configuration management and version control tools, specialized control design software, statechart modeling, simulation, automated code generation capabilities, and documentation tools. The pRISM+ environment is architected with the open, industry-standard Common Object Request Broker Architecture ("CORBA") bus, enabling integration of third-party tools for expansion of design and development capabilities.

Compilers. The pRISM+ compilers are specifically chosen for their performance in
embedded  systems   applications,   are  integrated  with  pSOSystem,   and  are
performance-tuned for specific target processors.

Debuggers and Run-time Analysis. pRISM+ supplies a source-level debugger in conjunction with run-time target analysis tools. The pRISM+ debuggers supply embedded developers with basic and advanced debugging options. The ISI run-time analysis tools like ESp and the Object Browser provide detailed run-time analysis and debug information. These run-time tools monitor and record information about the dynamic behavior of the run-time application, providing and displaying information such as the execution of operating system tasks, component configurations, memory stack usage and errors, static and dynamic views of all kernel objects, user specified events and CPU use graphs.

Source Code Comprehension. The SNiFF+(TM) tool within the pRISM+ environment provides advanced, object-oriented comprehensive source code analysis capabilities, such as symbol, hierarchy and class browsers, component analyzers, and cross referencing tools. The SNiFF+ tool is ideally suited for large development teams and complex application development.

Control Design, Modeling and Simulation. ISI's control design, modeling and simulation-based product line, called MATRIXx(R), includes tools for analysis, design, simulation and prototyping. Products and modules in the MATRIXx family consist of SystemBuild(TM), Xmath(TM), AutoCode(R), DocumentIt(TM) and RealSim(TM).

   SystemBuild is a system modeling and simulation tool used to create interactive, dynamic system models that include plant dynamics and real-time software logic. SystemBuild includes a hierarchical block diagram editor which supports high-fidelity process behavioral modeling, visual software specification, simulation-based verification and validation, application of advanced analysis and design techniques, an open architecture environment and seamless integration with AutoCode (the MATRIXx automated code generator).

   Xmath is a mathematically-based engineering analysis, visualization and scripting tool that provides analysis capabilities, plot generation facilities and specialized function libraries for control design, robust control, optimization, digital signal processing, system identification and model reduction applications. Xmath complements the SystemBuild tool.

   AutoCode automatically generates programming code from SystemBuild diagrams in the C or Ada languages. AutoCode is optimized for size, speed and calibration, and can be implemented on a RTOS (pSOSystem or others), a microcontroller or other targets using the customizable template programming capability.

   DocumentIt software further accelerates the design process by automatically incorporating information about a design into a documentation format.

   RealSim Series prototyping tools complete the MATRIXx family by providing the software and real-time computing hardware to verify an application in its intended environment. C or Ada code generated in the AutoCode environment automatically loads and runs on the RealSim Series hardware.

Statecharts. Statecharts provide a method for designing and implementing complex event-based systems. ISI's BetterState(TM) tool enables the user to graphically specify the application behavioral model and generate optimized source code in C, C++, Java and other languages, including support for pSOSystem.

Embedded Operating Software and Components. ISI's embedded operating software consists of the pSOSystem operating system and special purpose components and modules. The pSOSystem operating system is a part of

Item 1. Business

ISI's pRISM+ development environment. pSOSystem is a modular, high-performance, RTOS designed specifically for embedded microprocessors. It provides a multi-tasking environment based on open systems standards, such as network file system support. pSOSystem is designed for performance, reliability, efficiency and ease-of-use on either custom or commercial hardware. pSOSystem consists of a kernel, pSOS+(R) and its key components. pSOS+ is a priority-based, interrupt-oriented, multitasking kernel that is small in size (requiring as little as 16 Kbytes of storage). ISI also offers a multiprocessing kernel version, called pSOS+m(TM), that operates on tightly coupled or loosely coupled microprocessors. In addition to the kernel, ISI offers a collection of companion software components. These components include pRPC+(TM), a remote procedure call library; pHILE+(TM), a file system manager; pREPC+(TM), an ANSI C library; and others. The component technology is combined with a hardware abstraction layer to isolate the pSOSystem components and application from the underlying hardware in order to protect the processor and peripheral hardware against obsolescence. pRISM+ for pSOSystem is currently available for the Motorola 68K and PowerPC, MIPS, ARM and Intel x86 processors and is expected to be available on the Mitsubishi M32R. pSOSystem is currently available, without pRISM+, on the i960, Hitachi SH, Coldfire and Mitsubishi M32R processors. ISIexpects to continue to port pRISM+ for pSOSystem to other emerging processors.

Application Enablers. Application enablers are emerging as a requirement in embedded systems development. Already provided under names such as software components and reusable modules, software application enablers are basic building blocks which can be reused often. ISI believes that it must provide customers with the latest application enablers for their specific markets. ISI's pRISM+ development environment offers support for targeted application areas through application-specific enablers. These enablers include support for industry requirements as well as emerging trends, like networking management and network security.

ISI offers an extensive array of networking application enablers. ISI's networking products enable users to develop applications in the areas of network and Web management, security, monitoring and routing technologies. The ISI networking products provide the user with portable Remote Monitoring ("RMON") network monitoring, Web/HTTP and Simple Network Management Protocol ("SNMP") browser management, TCP/IP protocol stacks, OSFP2/RIP2/BGP4 routing and SNMP management technology. These networking enablers are available in binary or portable source code formats for use with pRISM+ for pSOSystem and other RTOSs.

Engineering Services. In addition to the products described above, ISI offers engineering services and co-sourcing support to its customers. ISI's engineering services group leverages their expertise in the embedded development and real-time computer markets and their knowledge of ISI's or other third-parties' tools to provide solutions for ISI's customers. ISI's engineering services group offers core competencies in areas such as embedded software design and implementation, hardware drivers and board support package development, rapid system prototyping, ASIC design and development, Windows system and application programming, test and certification, production engineering, and customized hands-on training. Engineering services projects can last from a few weeks to several years and are generally performed on a time-and-material or fixed-price basis.

SALES AND SUPPORT ISI markets its products primarily through a direct sales force. ISI believes that use of a direct sales force allows ISI to influence customer purchasing decisions, to provide superior support to its customers and to better understand evolving customer needs. ISI currently uses a direct sales force in the Americas, Western Europe, Israel, Japan, India and Korea. Distributors and sales representatives are used in certain countries.

ISI's direct sales organization in North America operates through more than 20 United States sales offices. Direct sales managers are supported by field application engineers who are experts in the embedded market and ISI's products and technologies. In addition, a small telemarketing organization focuses on selling maintenance and renewal contracts, licensing lower-priced products and licensing to universities.

International sales are supported by a direct sales force that operates from subsidiaries based in Austria, Canada, France, Germany, Israel, Japan, Italy, Sweden and the United Kingdom, together with sales and support offices in Korea and India. The sales and support personnel in these subsidiaries and offices are complemented by distributors and sales representatives that address certain geographical areas, market segments or product families. Sales representatives and distributors market and support ISI's products in Australia, China, Taiwan and other countries in Asia.

ISI's software development environment is generally licensed on a per-seat basis, with the RTOS licensed on a per-project basis. Run-time license fees are typically charged on a per-unit basis when the customer's application is deployed. List prices for ISI's software development tools and RTOSs development licenses generally range from less than $5,000 to over $100,000, with a typical single-user development license averaging between $15,000 and $20,000. Prices for run-time license fees generally range from less than $1 per unit to over $100 per unit depending, in part, on production quantities.

Approximately 34%, 38% and 41% of ISI's total revenue was derived from sales outside of North America in fiscal years 1996, 1997 and 1998, respectively. No single customer accounted for more than 10% of ISI's total revenue in fiscal year 1996, fiscal year 1997 and fiscal year 1998. ISI continues to make investments in developing its distribution and support channels outside North America to increase the percentage of revenue derived from international sales. There can be no assurance that changes from distribution sales to direct sales or these additional investments will lead to increased revenue. See "Risk Factors--Risks Associated with International Operations."

PRODUCT DEVELOPMENT ISI's product development activities address the needs of the market segments upon which ISI focuses by providing an open, industry-standard software development environment for embedded applications. ISI seeks to continue to enhance the functionality and performance of its pRISM+ for pSOSystem product lines, while increasingly targeting specific vertical markets and providing tailored market solutions. ISI's product development seeks to port pRISM+ for pSOSystem to emerging high-volume microprocessors, to add new products and modules to ISI's existing product lines, to create interfaces between ISI's products and other design and software development tools, and to provide the end user with comprehensive development solutions.

ISI attempts to release upgrades and to introduce new products or modules on a regular basis. In connection with each release, ISI works closely with its customers to define improvements and enhancements for potential incorporation into future releases of the product. This approach includes customer feedback in ISI's product design process, as well as in the evaluation stage, thereby permitting customers to influence functionality early in the product's life-cycle. ISI believes that its engineering services group provides ISI with a competitive advantage for product development by defining needs for new products, guiding future enhancements and testing new implementations. In addition, this group contracts with customers to research new methodologies that can serve as prototypes for new features, products or modules. As of February 28, 1998, ISI employed 139 engineers in the product development group and 82 in the engineering services group. ISI's engineers include experts in software engineering, software development tools, multimedia, telecommunications, real-time controls and operating systems technology.

For fiscal years 1996, 1997 and 1998, ISI's research and development expenses were approximately $11.4 million, $17.3 million and $18.8 million or 13%, 16% and 15% of its total revenue, respectively. ISI capitalizes certain costs

Item 1. Business

of developing computer software to be licensed or otherwise marketed to customers in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." ISI capitalized approximately $335,000, $1,540,000 and $1,344,000 of research and development expenditures related to the development of software products in fiscal years 1996, 1997 and 1998, respectively. The amounts capitalized represented approximately 3%, 8% and 7%, respectively, of total research and development expenditures for fiscal years 1996, 1997 and 1998. Such capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for fiscal years 1996, 1997 and 1998 was $921,000, $968,000 and $949,000,
respectively. The amount of research and development expenses capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period.

The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. ISI's success depends upon its ability to continue to develop and introduce, in a timely manner, new products that take advantage of technological advances, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. ISI must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render ISI's existing products obsolete. ISIhas experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry and are likely to be experienced by ISIin the future. ISI's future prospects depend upon ISI's ability to increase the functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. There can be no assurance that ISI will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that ISI's enhanced or new products will adequately address the changing needs of the marketplace. The inability of ISI, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on ISI's business, financial condition and results of operations. From time to time, ISI or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of ISI's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing ISI products. Any failure by ISI to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on ISI's business, financial condition and results of operations. If the results of product development efforts are inadequate or delayed, ISI's business, financial condition and results of operations would be materially adversely affected. See "Risk Factors--Risks Associated with New or Emerging Markets."

COMPETITION The market for commercially available software tools and embedded operating systems is fragmented, highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. ISI's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain RTOSs have substantial programming resources and can develop specific products for their needs. Many of these companies have significant investments in their existing software and there can be no assurance that ISI will be able to persuade existing and potential customers to replace or augment their internally developed RTOSs with ISI's products.

ISI's principal competitors for third-party embedded software development and related tools (pRISM+ for pSOSystem) are Wind River Systems, Inc., Microsoft Corporation, Sun Microsystems, Inc., Microware Systems Corporation and several privately held companies. The MATRIXx product family competes with products offered by Mathworks Incorporated, a privately held company, and a number of other companies that provide design and analysis, modeling and simulation, and code generation products. ISI also competes with a number of other vendors that address one or more segments of the embedded and system design software markets.

As the industry continues to develop, ISI expects competition to increase in the future from existing competitors and from other companies that may enter ISI's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than ISI's products. Some of ISI's existing and many of its potential competitors have substantially greater financial, technical, marketing and sales resources than ISI and there can be no assurance that ISI will be able to compete successfully against these companies. In the event that price competition increases significantly, competitive pressures could cause ISI to reduce the prices of its products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on ISI's business, financial condition and results of operations. Also, run-time licenses, which provide for per-unit royalty payments for each embedded system that incorporates ISI's RTOSs, may be subject to significant pricing pressures. A variety of other potential actions by ISI's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on ISI's business, financial condition and results of operations.

ISI believes that the principal bases for a customer's decision to license ISI's products are product functionality and performance, degree of integration, ease of product use, quality of support services and corporate reputation. ISI believes that it competes favorably in these areas. See "Risk Factors--Competition."

PROPRIETARY RIGHTS ISI's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, ISI relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying and distribution and technical measures. ISI seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. There can be no assurance that patents held by ISI will not be challenged and invalidated, that patents will be issued from any of ISI's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or be issued in all countries where ISI's products can be sold) to provide meaningful protection or any commercial advantage to ISI. As part of its confidentiality procedures, ISI generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate  partners  and  limits  access to and  distribution  of its  software, documentation and other proprietary information. End-user licenses of ISI's software are frequently in the form of shrink wrap license agreements, which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. The source code of ISI's products is also protected as a trade secret and is generally not licensed to customers. Despite ISI's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy ISI's products or to reverse engineer or obtain and use information that ISI regards as proprietary. There can be no assurance that ISI's competitors will not independently develop technologies that are substantially equivalent or superior to ISI's technologies. Policing unauthorized use of ISI's products is difficult, and while ISI is unable to determine the extent to which software

Item 1. Business

piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may be issued that relate to fundamental technologies incorporated into ISI's products.

As the number of patents, copyrights, trademarks and other intellectual property rights in ISI's industry increases, ISI's proprietary rights or products based on its technology may increasingly become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against ISI in the future. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require ISI to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on terms acceptable to ISI, or at all, which could have a material adverse effect on ISI's business, financial condition and results of operations. In addition, ISI may initiate claims or litigation against third parties for infringement of ISI's proprietary rights or to establish the validity of ISI's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of ISI, could result in significant expense to ISI and divert the efforts of ISI's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, ISI might be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of ISI to develop or license a substitute technology could have a material adverse effect on ISI's business, financial condition and results of operations.

ISI licenses certain software development tool products from other companies to distribute with its own products. The inability of such third parties to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation could have a material adverse effect on ISI's business, financial condition and results of operations. In addition, ISI's products compete with products produced by certain of ISI's licensors. There can be no assurance that, upon the termination or expiration of these licenses, such licenses will be available on reasonable terms or at all, or that similar products could be obtained to substitute into the tool suites. The inability to license such products could have a material adverse effect on ISI's business, financial condition and results of operations.

BACKLOG ISI generally ships its products upon acceptance of a customer purchase order and, therefore, has insignificant product backlog. The insignificant product backlog makes it difficult to predict with accuracy quarterly revenue and quarterly earnings prior to the end of a quarterly reporting period. Engineering services backlog, consisting of orders for engineering services scheduled to be performed within the following twelve months, was approximately $7.2 million, $10.4 million and $4.3 million at February 28, 1996, 1997 and 1998, respectively. Most of the contracts with ISI's engineering services customers are terminable at the convenience of the customer. ISI has experienced terminations in the past and expects terminations to continue to occur in the future.

EMPLOYEES As of February 28, 1998, the Company employed 584 persons, including 264 in marketing, sales and support services, 221 in engineering (82 in engineering services and 139 in product development) and 99 in management, administration and finance. Of these employees, 450 are located in the United States and 134 are located at the Company's subsidiaries and sales offices outside of the United States. In addition, from time to time the Company employs temporary employees and consultants. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good. The Company believes its future success will depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel continues to be intense in Santa Clara County, California, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. See "Risk Factors--Dependence on Key Personnel; Need for Additional Personnel."

RISK FACTORS This section on "Risk Factors" includes forward-looking statements that reflect the Company's current views with respect to future matters such as factors that can affect the Company's operating results, technological change, the markets for the Company's products, the Company's distribution channels, and the stability and availability of compatible technology. This section also contains cautionary statements that identify important factors, including certain risks and uncertainties, that could cause actual results or outcomes to differ materially from those in the forward-looking statements in this section and elsewhere in this Report.

Fluctuations in Quarterly Results. The Company's quarterly operating results can vary significantly depending on a number of factors, including the volume and timing of orders received during the quarter, the mix of and changes in customers to whom the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third-party products, purchasing patterns of customers, competitive conditions in the industry, foreign currency exchange rate fluctuations, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products.

The Company historically has operated with insignificant product backlog because its products are generally shipped as orders are received. As a result, product revenue in any quarter depends on the volume and timing of orders received in that quarter. In addition, the Company generally recognizes a substantial portion of its total revenue from sales orders received and shipped in the last two weeks of the quarter. As such, the magnitude of quarterly fluctuations may not become evident until very late in, or after the end of, a particular quarter. In addition, an increasing amount of the Company's sales orders involve products and services which yield revenue over multiple quarters or upon completion of performance. Because the Company's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of the Company's costs are fixed in the short-term and do not vary with revenue, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, can cause disproportionate variations in the Company's operating results from quarter to quarter.

The procurement process of the Company's customers typically ranges from a few weeks to several months or longer from initial inquiry to order, making the timing of sales and license fees difficult to predict. Moreover, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's products will not lengthen. In addition, a portion of the Company's revenues from services is earned pursuant to fixed price contracts. Variances in costs associated with those contracts could have a material adverse effect on the Company's business and results of operations. The Company's results of operations may also be affected by seasonal trends. While the Company's revenues are not generally seasonal in nature, the Company's total revenue and net income during the first fiscal quarter have historically been lower than the previous fourth fiscal quarter for a variety of reasons, including customer purchase cycles related to expiration of budgetary authorizations. The Company expects that total revenue and net

Item 1. Business

income in the first quarter of fiscal year 1999 will be lower than the fourth quarter of fiscal year 1998. In addition, the Company's acquisitions in fiscal years 1996 and 1997, as well as any future acquisitions, involve numerous risks and could have a material adverse effect on the Company's business, financial condition and results of operations. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. During previous fiscal years, the Company has experienced actual performance that did not meet financial market expectations. It is likely that, in some future quarters, the Company's operating results will again be below the expectations of stock market analysts and investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Rapid Technological Change; Dependence on New Products. The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements and preferences. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company has experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry and are likely to be experienced by the Company in the future. The Company's future prospects depend upon the Company's ability to increase the functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations. If the results of product development efforts are inadequate or delayed, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business--Product Development."

Risks Associated with New or Emerging Markets. From time to time, the Company embarks on product development for new or emerging markets. Currently, the Company is continuing to expend substantial time and financial resources to develop product lines for applications that use Internet technology with embedded microprocessors. The Company has introduced both embedded operating software and development tools for Internet applications. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. It is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace, or whether demand for Internet-related products and services will increase in the future. If the Internet market, or any other new market targeted by the Company in the future, fails to develop or develops more slowly than anticipated or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business--Product Development."

Competition. The market for commercially available software tools and embedded operating systems is fragmented, highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. The Company's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain RTOSs have substantial programming resources and can develop specific products for their needs. Many of these companies have significant investments in their existing software and there can be no assurance that the Company will be able to persuade existing and potential customers to replace or augment their internally developed RTOSs with the Company's products. The Company's principal competitors for third-party embedded software development and related tools are Wind River Systems, Inc., Microsoft Corporation, Sun Microsystems, Inc., Microware Systems Corporation and several privately held companies. The MATRIXx product family competes with products offered by Mathworks Incorporated, a privately held company, and a number of other companies that provide design and analysis, modeling and simulation, and code generation products. The Company also competes with a number of other vendors that address one or more segments of the embedded and system design software markets.

As the industry continues to develop, the Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Some of the Company's existing and many of its potential competitors have substantially greater financial, technical, marketing and sales resources than the Company and there can be no assurance that the Company will be able to compete successfully against these companies. In the event that price competition increases significantly, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on the Company's business, financial condition and results of operations. Also, run-time licenses, which provide for per-unit royalty payments for each embedded system that incorporates the Company's RTOSs, may be subject to significant pricing pressures. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Competition."

Acquisition-Related Risks. The Company completed a number of acquisitions in fiscal year 1996 and one in fiscal year 1997 and may complete additional acquisitions in the future. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of

Item 1. Business

operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, difficulties in managing diverse geographic sales and research and development operations, the diversion of management attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. From time to time, the Company evaluates potential acquisitions of businesses, products or technologies. The Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, and no material acquisition is currently being pursued actively. In the event that such an acquisition were to occur, however, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Associated with International Operations. In fiscal years 1996, 1997 and 1998, the Company derived approximately 34%, 38% and 41%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to a number of special risks, including foreign government regulation, reduced protection of intellectual property rights, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, possible recessionary environments in economies outside the United States and other factors beyond the control of the Company. The Company generally denominates sales to and by foreign subsidiaries in local currency, and an increase in the relative value of the dollar against such currencies, as has recently occurred, would reduce the Company's revenue in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In particular, revenue from sales in Japan during fiscal years 1997 and 1998 were adversely affected by the weakness of the yen against the dollar. Continued weakness of the yen could affect revenue from Japan during fiscal year 1999. The Company has little experience in hedging its foreign currency sales, but has done so on a limited basis. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. In recent months, the currencies of many countries in the Asia Pacific region have lost significant value against the dollar, notably the currencies of Korea and Taiwan. As a result, the Company's sales in these countries could be adversely affected. More generally, recent instability in the Asian currency and stock markets could adversely affect the economic health of the entire region and could have an adverse effect on the Company's results of operations. The Company relies on distributors and representatives for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors and representatives generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors and representatives are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors and representatives will continue to purchase the Company's products or provide them with adequate levels of support. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks of Product Defects; Product and Other Liability; Year 2000 Compliance. As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The increasing  use of the  Company's  products  for  applications  in systems  that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products are used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. The Company believes that all of its most current releases of its products will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity, and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). Year 2000 Compliance issues may arise with respect to any modifications made to the Company's products by a party other than the Company or from the combination or use of the Company's products with any other software programs or hardware devices not provided by the Company, and therefore may result in unforeseen Year 2000 Compliance problems for some of the Company's customers, which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's license and other agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability and other claims. It is likely, however, that the limitation of liability provisions contained in the Company's agreements are not effective in all circumstances and in all jurisdictions. The Company currently does not have insurance against product liability risks or errors or omissions coverage and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all. A product liability claim or claim for economic loss brought against the Company, or a product recall involving the Company's software, could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, as with any company with a computing infrastructure and utilizing business-application software programs written over many years, the Company's internal operations may be subject to Year 2000 Compliance issues. The Company's operations are dependent on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion and other catastrophic events. The Company believes it has taken prudent measures to reduce the risk of interruption in its operations. However, there can be no assurance that these measures are sufficient. Any damage or failure that causes interruption in the Company's operations could have a material adverse effect on its business, financial condition, and results of operations. See "Business--Product Development."

Dependence on Key Personnel; Need for Additional Personnel. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, sales, marketing and operations personnel. The Company does not have employment agreements with any of its key personnel and does not maintain any key person life insurance policies. In addition, the Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel is intense in Santa Clara County, California, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure of the Company to attract, assimilate and

Item 1. Business

retain the  necessary  personnel  could have a  material  adverse  effect on the
Company's  business,   financial  condition  and  results  of  operations.   See
"Business--Employees."

Limited Protection of Proprietary Technology. The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying and distribution, and technical measures. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. There can be no assurance that patents held by the Company will not be challenged and invalidated, that patents will be issued from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or be issued in all countries where the Company's products can be sold) to provide meaningful protection or any commercial advantage to the Company. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. End-user licenses of the Company's software are frequently in the form of shrink wrap license agreements, which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. The source code of the Company's products is also protected as a trade secret and is generally not licensed to customers. Despite the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may be issued that relate to fundamental technologies incorporated into the Company's products.

As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, the Company's proprietary rights or products based on its technology may increasingly become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Proprietary Rights."

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

Volatility of Stock Price. The prices for the Company's common stock have fluctuated widely in the past. The management of the Company believes that such fluctuations may have been caused by actual or anticipated variations in the Company's operating results, announcements of technical innovations or new products or services by the Company or its competitors, changes in earnings estimates by securities analysts and other factors, including changes in conditions of the software and other technology industries in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations even if the Company were successful in such suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the Company's common stock.

Financial Statements are Based on Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Item 2. Properties.

In March 1996, the Company purchased for approximately $12.0 million in cash a building in Sunnyvale, California covering approximately 150,000 square feet. The Company occupies approximately 100,000 square feet of this facility and leases out the remaining space. The Company leases a number of offices in North America, Europe, Asia and Israel.


Item 3. Legal Proceedings.

In October 1997, Greenhills Software, Inc. ("Greenhills"), a supplier, filed a demand for arbitration against the Company, alleging among other things, breach of contract, fraud, negligent misrepresentation and misappropriation of trade name. In December 1997, the Company responded to the arbitration demand, and filed a counter-claim against Greenhills. The Company believes it has meritorious defenses to all claims against the Company and intends to defend the claims vigorously. This dispute, however, is subject to inherent uncertainties and thus, there can be no assurance that it will be resolved favorably to the Company or that it will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While management does not believe that the outcome of any of the legal matters will have a material adverse effect on the Company's consolidated financial position, legal matters are subject to inherent uncertainties and thus, there can be no assurance that these matters will be resolved favorably to the Company.


Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.


Item 4a. Executive Officers of the Registrant.

Name                       Age       Position
--------------------------------------------------------------------------------
Joseph Addiego             42        Vice President, Marketing
Karen D. Auerbach          46        Vice President and General Manager, Design
                                       Automation Solutions
Phillip R. Bell            42        Vice President, Sales and Support
Narendra K. Gupta          49        Chairman of the Board of Directors and
                                       Secretary
William C. Smith           59        Vice President, Finance and Chief Financial
                                       Officer
David P. St. Charles       49        President, Chief Executive Officer and
                                       Director
David E. Stepner           53        Vice President, Research and Development
Janice E. Waterman         38        Vice President, Human Resources and
                                       Operations


Executive officers are chosen by and serve at the discretion of the Board of Directors of the Company.

Mr. Addiego joined the Company in April 1986. He was appointed the Vice President, Marketing of the Company on March 30, 1998. Prior to this position, he was President of TakeFive Software, GmbH (a wholly owned subsidiary of the Company) since June 1, 1996. From March 1994 to May 1996, he was Vice President, North American Sales of the Company. Prior to March 1994, he held a variety of positions with the Company in marketing and sales, including Vice President, Sales, Design Automation Group from January 1992 until February 1994. Mr. Addiego holds a B.S. in Business from San Francisco State University.

Ms. Auerbach was appointed Vice President and General Manager, Design Automation Solutions of the Company in May 1997. Prior to May 1997, she was Chairman and Chief Executive Officer of Epilogue Technology Corporation ("Epilogue"), which was acquired by the Company in July 1996. She held these positions at Epilogue from its formation in 1985 to April 1997. Ms. Auerbach holds a B.A. in Art History from the University of Maryland.

Mr. Bell joined the Company in December 1997 as Vice President, Sales and Support. From March 1997 to November 1997, Mr. Bell was Vice President,
Worldwide Sales and Services for Structural Dynamics Research Corporation ("SDRC"), a supplier of design automation and product data management software and services. Mr. Bell was Vice President, Marketing for SDRC from May 1996 to February 1997. From 1984 to December 1995, Mr. Bell held various positions at NCR Corporation, most recently, Vice President of Global Deployment.

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

Mr. Smith joined the Company in January 1997 as the Chief Financial Officer and Vice President, Finance. From June 1995 to October 1996, Mr. Smith was the Chief Financial Officer and Vice President, Finance for Meta Software, Inc., an electronic design automation software company. From March 1993 to June 1995, Mr. Smith was the Chief Financial Officer and Vice President, Finance of Bell Microproducts, Inc., a distributor of semiconductor and computer products. Mr. Smith also served as the Chief Financial Officer of Wadsworth, Inc, from 1983 to 1992. Mr. Smith holds a B.S. in Financial Management from San Jose State University and an M.B.A. from Gonzaga University.

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

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

The Company's common stock is listed on the Nasdaq National Market under the trading symbol INTS. The range of high and low sale prices for the Company's common stock on that market for each of the four quarters during the last two fiscal years are as follows:

                                Q1           Q2            Q3           Q4
--------------------------------------------------------------------------------
FY98   High              $  24.500    $  18.000     $  25.000    $  18.125
       Low               $   8.750    $  11.063     $  15.063    $  12.188

FY97   High              $  36.750    $  40.062     $  41.250    $  29.625
       Low               $  22.750    $  25.000     $  15.875    $  19.625


All share prices have been adjusted to reflect the two-for-one split of the Company's common stock effected on April 5, 1996.

As of April 30, 1998, there were 216 holders of record of the Company's common stock.

The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

Item 6. Selected Financial Data.

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of income data set forth below with respect to the years ended February 28, 1996, 1997 and 1998 and the consolidated balance sheet data at February 28, 1997 and 1998 are derived from, and are qualified by reference to, the audited consolidated financial statements and notes thereto included in this Annual Report. The consolidated statement of income data set forth below with respect to the years ended February 28, 1994 and 1995 and the consolidated balance sheet data at February 28, 1994, 1995 and 1996 are derived from audited consolidated financial statements not included in this Annual Report. During fiscal year 1996, the Company acquired TakeFive Software GmbH and Doctor Design, Inc. (now formally renamed the Integrated Systems Design Center) in transactions accounted for as poolings of interests. Fiscal year 1995 annual financial information includes the combined results of the Company and the Integrated Systems Design Center. Fiscal years 1996, 1997 and 1998 annual financial information includes the combined results of the Company, the Integrated Systems Design Center and TakeFive Software GmbH. The annual financial information has not been restated for earlier years because such financial information was not material to the Company.

During fiscal year 1997, the Company acquired Epilogue Technology Corporation in a transaction accounted for as a pooling of interests. The results of Epilogue Technology Corporation have been combined with the results of the Company since the date of acquisition. Prior period information has not been restated for the results of Epilogue Technology Corporation because such financial information was not material to the Company. Also during fiscal year 1997, the Company revised the terms of the acquisition of Diab Data, Inc., which was acquired in fiscal year 1996 in a transaction accounted for under the equity method of accounting. Beginning December 1, 1996 the operating results of Diab Data, Inc. have been consolidated with those of the Company.

                                                                                   Year Ended February 28,
                                                            ------------------------------------------------------------------------
(in thousands, except per share data)                         1994            1995            1996           1997             1998
                                                            ------------------------------------------------------------------------
Consolidated Statement of Income Data:
Revenue:
   Product                                                  $ 26,350        $ 34,952        $ 51,597        $ 69,282        $ 74,633
   Services                                                   19,433          23,102          32,845          36,181          45,836
                                                            ------------------------------------------------------------------------
     Total revenue                                            45,783          58,054          84,442         105,463         120,469
                                                            ------------------------------------------------------------------------
Costs and expenses:
   Cost of product revenue                                     4,986           5,980           9,046           9,755          14,527
   Cost of services revenue                                    8,262           9,547          15,824          16,392          24,846
   Marketing and sales                                        16,515          20,565          27,209          40,546          44,940
   Research and development                                    5,926           8,341          11,379          17,264          18,823
   General and administrative                                  3,567           4,311           6,637           8,542          11,352
   Amortization of intangible assets                           1,764           1,311             556             349             688
   Acquisition-related and other                                --              --             7,327           5,676            --
                                                            ------------------------------------------------------------------------
     Total costs and expenses                                 41,020          50,055          77,978          98,524         115,176
                                                            ------------------------------------------------------------------------
       Income from operations                                  4,763           7,999           6,464           6,939           5,293
Interest and other income                                      1,258           1,601           2,331           4,220           3,908
                                                            ------------------------------------------------------------------------
       Income before income taxes                              6,021           9,600           8,795          11,159           9,201
Provision for income taxes                                     1,935           3,110           3,512           3,905           3,128
                                                            ------------------------------------------------------------------------
       Net income                                           $  4,086        $  6,490        $  5,283        $  7,254        $  6,073
                                                            ========================================================================
Earnings per share--basic(1)                                $   0.22        $   0.34        $   0.25        $   0.32        $   0.26
                                                            ========================================================================
Earnings per share--diluted(1)                              $   0.21        $   0.33        $   0.24        $   0.31        $   0.25
                                                            ========================================================================
Earnings per share--basic before
   acquisition-related and other costs(2)                   $   0.22        $   0.34        $   0.52        $   0.50        $   0.26
                                                            ========================================================================
Earnings per share--diluted before
   acquisition-related and other costs(2)                   $   0.21        $   0.33        $   0.50        $   0.47        $   0.25
                                                            ========================================================================
Shares used in basic per share
   calculations(1)                                            18,637          19,318          20,963          22,437          23,237
                                                            ========================================================================
Shares used in diluted per share
   calculations(1)                                            19,122          19,964          22,088          23,508          24,078
                                                            ========================================================================


                                                February 28,
                            ----------------------------------------------------
(in thousands)                1994       1995       1996       1997       1998
                            ----------------------------------------------------
Consolidated Balance
Sheet Data:

Cash, cash equivalents
  and marketable securities $ 33,156   $ 36,517   $ 49,476   $ 54,695   $ 67,446
Working capital             $ 12,298   $ 17,783   $ 31,431   $ 38,019   $ 23,036
Total assets                $ 52,970   $ 66,101   $ 85,264   $112,502   $128,120
Total shareholders'
  equity                    $ 38,032   $ 47,948   $ 58,276   $ 86,172   $ 94,426


(1)  See Note 1 of Notes to Consolidated Financial Statements for an explanation
     of  the   determination   of  the  number  of  shares  used  in  per  share
     calculations.

(2) Fiscal years 1996 and 1997 earnings per share before acquisition-related and other costs reflect earnings per share as if the Company had not incurred such acquisition-related and other costs, net of any tax effects.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that reflect the Company's current views with respect to future matters such as international operations, including the effect of fluctuations in foreign currency exchange rates and economic conditions in Asia, certain operating expense levels and capital needs. Actual results may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report.

OVERVIEW The Company provides comprehensive solutions of software products and engineering services for the development of embedded microprocessor-based applications for the real-time embedded computer market. The real-time embedded computer market is being driven by the increasing demand for low-cost, high-performance, enhanced functionality devices. These devices, using the 32-bit embedded microprocessor, are increasingly requiring complex software applications in order to address the functionality and intelligence that the market demands.

The Company offers a solution for embedded software development that consists of design and development tools, RTOS software and components, application enablers and design services. The Company's products are designed to enable users to accelerate the design, development, debugging, implementation and maintenance of embedded software. The Company's products and services reduce the expense associated with embedded software and system development and enable customers to develop systems that have greater functionality, enhanced performance, improved reliability and ease-of-use. The Company markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications, data communications, automotive, digital office and consumer electronics.

In October 1995, the Company acquired TakeFive Software GmbH ("TakeFive"), an Austrian corporation in the business of developing and marketing software tools used in software development, including SNiFF+, an advanced object-oriented Integrated Design Environment ("IDE"). In January 1996, the Company completed a merger with Doctor Design, Inc. (now formally renamed the Integrated Systems Design Center), a California corporation that develops multimedia hardware, software and application-specific integrated circuit technology. In July 1996, the Company acquired Epilogue Technology Corporation ("Epilogue"), a New Mexico corporation which develops and distributes network management and Embedded Internet software for telecommunications and data communications equipment manufacturers, embedded software suppliers and networking-related integrated circuit manufacturers. Each of these business combinations has been accounted for as a pooling of interests. The results of operations for Epilogue have been included only since the date of acquisition, as previous results were not significant. The results of operations for all fiscal years presented include the results of TakeFive and the Integrated Systems Design Center. In November 1996, the Company revised the terms of the acquisition of Diab Data, Inc. ("Diab Data") which was acquired in fiscal year 1996 in a transaction accounted for under the equity method of accounting. Revising the terms of the original acquisition agreement requires the Company to consolidate the results of Diab Data from the fourth quarter of fiscal year 1997 onwards. See "Business--Risk Factors--Acquisition-Related Risks."

RESULTS OF OPERATIONS The following table sets forth for the periods presented the percentage of total revenue represented by each line item in the Company's consolidated statements of income and the percentage change in each line item from the prior period.

                                                                                     Period-to-Period
                                                 Percentage of Total Revenue        Percentage Changes
                                              ---------------------------------------------------------------
                                                   Year Ended February 28,
                                              ---------------------------------- Fiscal 1996    Fiscal 1997
                                                1996(1)     1997(1)       1998  to Fiscal 1997 to Fiscal 1998
                                              ---------------------------------------------------------------
Revenue:
   Product                                        61%         66%          62%         34%          8 %
   Services                                       39          34           38          10          27
                                              ----------------------------------
     Total revenue                               100         100          100          25          14
                                              ----------------------------------

Costs and expenses:
   Cost of product revenue                        11           9           12           8          49
   Cost of services revenue                       19          16           21           4          52
   Marketing and sales                            32          38           37          49          11
   Research and development                       13          16           15          52           9
   General and administrative                      8           9            9          29          33
   Amortization of intangible assets               1          --            1         (37)         97
                                              ----------------------------------
     Total costs and expenses                     84          88           95          31          24
                                              ----------------------------------
       Income from operations                     16          12            5          (9)        (58)
Interest and other income                          3           4            3          81          (7)
                                              ----------------------------------
       Income before income taxes                 19          16            8           4         (45)
Provision for income taxes                         6           6            3          11         (45)
                                              ----------------------------------
       Net income                                 13%         10%           5%          1%        (45)%
                                              ==================================

(1) The table excludes acquisition-related and other costs of $7.3 million and $5.7 million, including related tax effects, in fiscal years 1996 and 1997, respectively, since inclusion of such costs would render year-to-year comparisons less meaningful.


Revenue. Revenue consists of fees from the licensing and sale of software products and providing related maintenance and support, and engineering and consulting services. Total revenue increased by 25% from $84.4 million in fiscal year 1996 to $105.5 million in fiscal year 1997 and by 14% to $120.5 million in fiscal year 1998. The percentage of the Company's total revenue attributable to the licensing and sale of software products (product revenue) increased from 61% in fiscal year 1996 to 66% in fiscal year 1997. This increase was due to a higher rate of growth for product revenue than for services revenue in fiscal year 1997. The percentage of total revenue attributable to product revenue decreased in fiscal year 1998 to 62%, primarily due to an increase in engineering and consulting services revenue at the Integrated Systems Design Center.

Product revenue increased 34% from $51.6 million in fiscal year 1996 to $69.3 million in fiscal year 1997, and an additional 8% to $74.6 million in fiscal year 1998. The increase in product revenue from fiscal year 1996 to fiscal year 1997 was due primarily to an increase in the number of licenses of the Company's pSOSystem and SNiFF+ products. In addition, fiscal year 1997 product revenue includes revenues from the licensing of the product of Epilogue from the date of its acquisition in July 1996. Revenue from licenses of the Company's MATRIXx product was essentially flat from fiscal year 1996 to fiscal year 1997. The increase in product revenue from fiscal year 1997 to fiscal year 1998 was due primarily to the licensing of pRISM+, which was released in the second quarter of fiscal year 1998, an increase in the number of licenses of SNiFF+, and the inclusion of revenues from Diab Data and Epilogue for the full fiscal year. These increases were partially offset by a slight decrease in revenue from the licensing of MATRIXx.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Services revenue increased 10% from $32.8 million in fiscal year 1996 to $36.2 million in fiscal year 1997 and by 27% to $45.8 million in fiscal year 1998. These increases are due to growth in the Company's base of installed software and the associated increase in maintenance and support revenue, and from growth in consulting and engineering services. The increase in the rate of services revenue growth in fiscal year 1998 as compared to the fiscal year 1997 growth rate, was due to an increase in consulting activities and contracts at the Integrated Systems Design Center.

Price increases were not a material factor in the Company's revenue growth in the periods presented.

The percentage of the Company's total revenue from customers located internationally was 34%, 38% and 41% in fiscal years 1996, 1997 and 1998, respectively. The increases in international revenue as a percentage of total revenue in fiscal years 1997 and 1998 were due primarily to product revenue in Japan and Europe growing faster than product revenue in the United States. These increases were partially offset by the increase in service revenue at the Integrated Systems Design Center, which has a predominately domestic customer base.

In Europe and Japan, revenues and expenses are primarily denominated in local currencies. In fiscal years 1997 and 1998, the U.S. dollar strengthened against many foreign currencies, which resulted in relatively lower revenues when translated into U.S. dollars. In fiscal year 1996, revenue was less influenced by fluctuations in foreign exchange rates. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. In addition, in recent months the currencies of many countries in the Asia Pacific region have lost significant value against the dollar. As a result, revenue in this region could be adversely affected in fiscal year 1999. More generally, recent instability in the Asian currency and stock markets could adversely affect the economic health of the entire region and could affect customer purchasing patterns.

Costs and Expenses. Cost of product revenue includes the costs of product packaging and documentation, third-party royalties, amortization of capitalized software development costs, and the cost related to hardware. Cost of product revenue as a percentage of product revenue was 18%, 14% and 19% in fiscal years 1996, 1997 and 1998, respectively. The decrease between fiscal year 1996 and fiscal year 1997 was a result of a lower proportion of product sales subject to third-party royalties. In addition, fiscal year 1997 product revenue had a smaller proportion of lower margin hardware revenue than in fiscal year 1996. The increase in cost of product revenue as a percentage of product revenue from fiscal year 1997 to fiscal year 1998 was due to an increase in the proportion of product sales subject to third-party royalties and from the write-off of certain prepaid royalties in the second quarter of fiscal year 1998.

Cost of services revenue includes personnel and related direct costs associated with providing engineering and consulting services to customers. The Company's cost of services revenue as a percentage of services revenue was 48%, 45% and 54% in fiscal years 1996, 1997 and 1998, respectively. Cost of services revenue as a percentage of services revenue can fluctuate due to shifts in the services revenue mix between higher margin maintenance and support revenues and lower margin engineering and consulting contracts revenues. In addition, the cost of services revenue as a percentage of services revenue can fluctuate due to shifts in the proportion of fixed-price versus time-and-material engineering and consulting contracts. Fixed-price engineering and consulting contracts generally have lower gross margins than time-and-material contracts. In fiscal year 1998, cost of services revenue as a percentage of services revenue increased significantly compared to fiscal years 1996 and 1997. This was due to a higher percentage of total services revenues being derived from engineering and consulting contracts as opposed to maintenance and support contracts. In addition, in fiscal year 1998 there was a higher proportion of fixed-price engineering and consulting services contracts than in fiscal years 1996 and 1997. In particular, in the second quarter of fiscal year 1998 the Company was required to procure a significant amount of hardware, which had no associated gross margin, under the terms of a large fixed-price engineering services contract.

Marketing and sales expenses increased by 49% from $27.2 million in fiscal year 1996 to $40.5 million in fiscal year 1997, and by 11% to $44.9 million in fiscal year 1998. Marketing and sales expenses represented 32%, 38% and 37% of total revenue in fiscal years 1996, 1997 and 1998, respectively. The increase in marketing and sales expenses in fiscal year 1997, in both dollars and as a percentage of total revenue, was due to the Company's aggressive expansion of its domestic and international sales and support infrastructure. Marketing and sales expenses increased in fiscal year 1998 due primarily to increased marketing activity associated with the release of pRISM+ and other new products and product enhancements, the acquisition of Epilogue and the consolidation of Diab Data, and the Company's continued investment in its sales and support infrastructure.

Research and development expenses increased 52% from $11.4 million in fiscal year 1996 to $17.3 million in fiscal year 1997 and by 9% from fiscal year 1997 to $18.8 million in fiscal year 1998. Research and development expenses in fiscal years 1996, 1997 and 1998, were 13%, 16% and 15%, respectively, of total revenue. The dollar increases in research and development expenses were attributable primarily to increased personnel and consulting costs associated with the Company's continued emphasis on developing new products and enhancing existing products, including pRISM+ and MATRIXx version 6.0, which were released in the second and fourth quarters of fiscal year 1998, respectively. The rate of increase in research and development expenses was significantly higher between fiscal years 1996 and 1997 than between fiscal years 1997 and 1998, due primarily to the effort associated with the development and release of the Company's pRISM+ product. The Company believes that significant investment for product research and development is essential to product and technical leadership. The Company anticipates that it will continue to devote substantial resources to product research and development throughout fiscal year 1999.

Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" were $335,000 in fiscal year 1996, $1,540,000 in fiscal year 1997 and $1,344,000 in fiscal year 1998. The amount capitalized represents approximately 3% of total research and development expenditures for fiscal year 1996 compared to 8% for fiscal year 1997 and 7% for fiscal year 1998. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. Amortization for fiscal year 1996 was $921,000, compared to $968,000 for fiscal year 1997 and $949,000 for fiscal year 1998.

General and administrative expenses increased 29% and 33% in fiscal years 1997 and 1998, respectively, and represented 8%, 9% and 9% of total revenue in fiscal years 1996, 1997 and 1998, respectively. Expenses increased in each fiscal year due primarily to a combination of increases in personnel and personnel-related expenses and higher legal fees and outside service costs. In addition, general and administrative expenses increased in fiscal year 1998 due to the acquisition of Epilogue and the consolidation of Diab Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acquisition-related and other costs in fiscal year 1996 totaled $7.3 million and comprised direct costs and write-offs related to the acquisitions of TakeFive and the Integrated Systems Design Center. Acquisition-related and other costs in fiscal year 1997 of $5.7 million related to a one-time payment to the executives and employees of Diab Data, the write-off during the year of intangible assets related to a prior acquisition and direct costs related to the acquisition of Epilogue. See "Note 2 to Notes to Consolidated Financial Statements."

Interest and other income was $2.3 million, $4.2 million and $3.9 million in fiscal years 1996, 1997 and 1998, respectively. Interest and other income in fiscal year 1997 increased due to the inclusion of net operating income from Diab Data during the period it was accounted for under the equity method of accounting. See "Note 2 to Notes to Consolidated Financial Statements." In addition, interest income increased in both comparative periods due to an increase in the amount of interest-bearing cash equivalents and marketable securities.

The effective tax rate was 40%, 35% and 34% in fiscal years 1996, 1997 and 1998, respectively. The effective rate of 40% in fiscal year 1996 was due to the effect of non-deductible acquisition-related and other costs. After adjusting for such items, the effective rate for fiscal year 1996 was 32%. Non-deductible acquisition-related costs in fiscal year 1997, combined with a higher statutory federal income tax rate, resulted in an effective tax rate of 35% in fiscal year 1997. In fiscal year 1998 the effective tax rate decreased slightly to 34%, as a result of an increased level of federal research and development credits.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards of disclosure and financial statement presentation for reporting total comprehensive income in individual components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will require earlier periods to be restated to reflect application of the provisions of SFAS No. 130.

Additionally, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. The statement supersedes SFAS No. 14 and SFAS No. 18, is effective for fiscal years beginning after December 15, 1997, and requires earlier periods to be restated if practical. The impact of the adoption of the above statements, if any, on the financial statements of the Company has not yet been determined.

In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2") "Software Revenue Recognition," and Statement of Position 98-4 ("SOP 98-4") "Deferral of the Effective Date of Provision of SOP 97-2, Software Revenue Recognition," respectively, which supersede Statement of Position 91-1, ("SOP 91-1"), "Software Revenue Recognition." The Statements are effective for the Company's fiscal year 1999. The Company believes it is currently substantially in compliance with the provisions of SOP 97-2 and SOP 98-4.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's fiscal year 2000.

"YEAR 2000" ISSUES The Company believes that all its most current releases of its products will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity, and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). However, the Company is currently in the process of evaluating its information technology infrastructure for Year 2000 Compliance. In addition, the Company does not currently have all information concerning the Year 2000 Compliance for all of its suppliers and customers. In the event that the Company's significant suppliers or customers do not successfully achieve Year 2000 Compliance, the Company's business, financial condition and results of operations could be adversely affected.

"EURO" ISSUES The Economic and Monetary Union ("EMU") and the introduction of a new currency, (the "euro") will begin in Europe on January 1, 1999. The new currency enables the European Union ("EU") to blend the economies of EU's member states into one large market with unrestricted and unencumbered trade and commerce across borders. Eleven European countries are expected to participate in the first membership wave of EMU, including the Netherlands, Belgium, Luxembourg, Germany, France, Ireland, Finland, Austria, Italy, Spain and Portugal. Other member states are expected to join in the years to come. The Company has not evaluated the impact of the introduction of the new currency and has not determined the impact, if any, on the Company's financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES The Company has funded its operations to date principally through cash flows from operations. As of February 28, 1998, the Company had $67.4 million of cash, cash equivalents and marketable securities. This represents an increase of $12.8 million from February 28, 1997. During the first quarter of fiscal year 1998, the Company announced that the Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of common stock for cash from time-to-time at market prices, pursuant to a repurchase program. During fiscal year 1998 the Company repurchased 135,000 shares of common stock for $1.7 million under this program.

Net cash provided by operating activities was $16.0 million during fiscal year 1998, an increase of $15.8 million over the amount generated in fiscal year 1997. Net cash provided by operating activities increased in fiscal year 1998, despite lower net income than in fiscal year 1997, due to the fact that accounts receivable increased by only $4.2 million from February 28, 1997 to February 28, 1998. This compares to an increase of $9.0 million from February 28, 1996 to February 28, 1997. In addition, increases in accounts payable, accrued payroll, other accrued liabilities, income taxes payable and deferred revenue in fiscal year 1998, contributed to the increase in cash provided by operating activities. Net cash provided by operating activities in fiscal year 1997 decreased $15.9 million from the amount provided in fiscal year 1996. This decrease was due to an increase in accounts receivable, the inclusion of net income from a subsidiary accounted for under the equity method of accounting, write-downs of intangible assets and decreases in current liabilities and income taxes payable, offset in part by an increase in deferred revenue.

Net cash used in investing activities totaled $29.4 million in fiscal year 1998 compared to $16.7 million in fiscal year 1997 and $6.0 million in fiscal year 1996. The increase in net cash used in investing activities in fiscal year 1998 was due primarily to an increase in the net purchases of marketable securities, partially offset by a decrease in additions to property and equipment. The increase in net cash used in investing activities from fiscal year 1996 to fiscal year 1997 was due primarily to the purchase of the corporate headquarters building in Sunnyvale, California in March 1996, for approximately $12.0 million, offset in part by cash acquired through acquisitions.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

Net cash provided by financing activities totaled $2.5 million in fiscal year 1998 compared to $20.6 million in fiscal year 1997 and $4.0 million in fiscal year 1996. The decrease in net cash provided by financing activities in fiscal year 1998 was due primarily to the fact that the Company issued and sold 500,000 shares of common stock for net proceeds of $12.8 million in fiscal year 1997. In addition, in fiscal year 1998 there was a decrease from fiscal year 1997 in the tax benefits from disqualifying dispositions of common stock and the Company repurchased 135,000 shares of common stock for $1.7 million. The increase in net cash provided by financing activities from fiscal year 1996 to fiscal year 1997 was due primarily to the issuance and sale of common stock and from an increase in the tax benefits from disqualifying dispositions of common stock. The Company believes that the cash flows from operations, together with existing cash and investment balances, will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next 12 months.


Item 7a. Quantitative and Qualitative Disclosures About Market Risks.

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

                                                                         Fiscal Year 1997
                                                        ---------------------------------------------
(in thousands, except per share data)                          Q1          Q2          Q3          Q4
                                                        ---------------------------------------------
Total revenue                                           $  23,151   $  26,105   $  26,803   $  29,404
Income (loss) from operations                           $   2,319   $   2,909   $  (1,153)  $   2,864
Net income (loss)                                       $   2,451   $   2,372   $     (94)  $   2,525
Earnings per share--basic                               $    0.11   $    0.11   $    0.00   $    0.11
Earnings per share--diluted                             $    0.11   $    0.10   $    0.00   $    0.11
Shares used in per share calculations--basic               21,506      22,335      22,909      22,996
Shares used in per share calculations--diluted             22,709      23,511      22,909      23,875


                                                                         Fiscal Year 1998
                                                        ---------------------------------------------
(in thousands, except per share data)                          Q1          Q2          Q3          Q4
                                                        ---------------------------------------------
Total revenue                                           $  24,588   $  32,170   $  29,902   $  33,809
Income (loss) from operations                           $    (449)  $     427   $   1,352   $   3,963
Net income                                              $     221   $     935   $   1,612   $   3,305
Earnings per share--basic                               $    0.01   $    0.04   $    0.07   $    0.14
Earnings per share--diluted                             $    0.01   $    0.04   $    0.07   $    0.14
Shares used in per share calculations--basic               23,121      23,182      23,291      23,355
Shares used in per share calculations--diluted             23,852      23,969      24,349      24,143


The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 as to directors is incorporated by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1998. The information required by this Item as to executive officers is included in
Part I under "Executive Officers of the Registrant."

The information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1998.


Item 11. Executive Compensation.

The information required by this item is incorporated by reference from "Election of Directors--Board of Directors' Meetings and Committees," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1998.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1998.


Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from "Certain Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held July 15, 1998.

Item 14. Exhibits, Financial Statements, Schedule and Reports on Form 8-K

Part IV

Item 14. Exhibits, Financial Statements, Schedule and Reports on Form 8-K.

(a)(1)   Financial Statements
                                                                            Page
                                                                            ----
         Report of Independent Accountants                                   32
         Consolidated Balance Sheets at February 28, 1997 and 1998           33
         Consolidated Statements of Income for the years ended
            February 28, 1996, 1997 and 1998                                 34
         Consolidated Statements of Shareholders' Equity for the years
            ended February 28, 1996, 1997 and 1998                           35
         Consolidated Statements of Cash Flows for the years ended
            February 28, 1996, 1997 and 1998                                 36
         Notes to Consolidated Financial Statements                          37


(a)(2) Financial Statement Schedule. Registrant's financial statement schedule filed herewith is as follows:

         Schedule
         Report of Independent Accountants on Schedule
         Schedule II: Valuation and Qualifying Accounts for the years ended February 28, 1996, 1997 and 1998

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

        10.02+ Registrant's 1983 Incentive Stock Option Plan, as amended to date, and related documents (incorporated by reference to Exhibit Number 10.02 to the S-1 Registration Statement).

        10.03+ Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number 4.01 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on August 5, 1994, Registration No. 33-82438).

        10.04+ Registrant's 1990 Stock Purchase Plan, as amended to date (incorporated by reference to Exhibit Number 4.03 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on October 18, 1993).

        10.05+ Dr. Design, Inc. 1991 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number 4.03 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on February 22, 1996).

        10.06+ Form of Indemnity Agreement with Directors (incorporated by reference to Exhibit Number 10.06 to the S-1 Registration Statement).

        10.07+ Form of Stock Option Grant and Stock Option Exercise Form used in connection with Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number
                  19.01 to Registrant's Form 10-Q for the quarter ended August 31, 1990).

        10.08+    Form  of  Option  Modification   Agreement   (incorporated  by
                  reference to Exhibit Number 19.01 to the Registrant's Form 10-Q for the quarter ended August 31, 1991).

        10.09+ Registrant's 1994 Directors Stock Option Plan (incorporated by reference to Exhibit Number 10.10 to the Registrant's Form 10-K for the fiscal year ended February 28, 1994).

        10.10+ Form of Stock Option Grant and Stock Option Exercise Form used in connection with Registrant's 1994 Directors Stock Option Plan (incorporated by reference to Exhibit Number 10.11 to the Registrant's Form 10-K for the fiscal year ended February 28,
                  1994).

        10.11+ Agreement of Purchase and Sale between Connecticut General Life Insurance Company and the Registrant dated February 9, 1996 (incorporated by reference to Exhibit Number 10.14 to the Registrant's Form 10-K for fiscal year ended February 28,
                  1996).

        10.12+ Form of Stock Option Exercise Form used in connection with Registrant's 1988 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number 10.13 to the Registrant's Form 10-Q for the quarter ended May 31, 1995).

        10.13+ Epilogue Technology Corporation 1994 Stock Option Plan, as amended to date (incorporated by reference to Exhibit Number
                  4.03 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 27, 1996, Registration No. 333-12799).

        21.01     List of Registrant's Subsidiaries.

        23.01     Consent of Independent Accountants.

        27.01     Financial Data Schedule.

        27.02     Restated Financial Data Schedules.

         +    Represents  a  management   contract  or   compensatory   plan  or
              arrangement.

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

   (c)   Exhibits. See (a)(3) above.

   (d)   Financial Statement Schedules. See (a)(2) above.

Report of Independent Accountants


The Board of Directors and Shareholders
Integrated Systems, Inc.:


We have audited the accompanying consolidated balance sheets of Integrated Systems, Inc. as of February 28, 1997 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Systems, Inc. as of February 28, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.

San Jose, California
March 26, 1998

Integrated Systems, Inc.
Consolidated Balance Sheets

                                                                                                             February 28,
                                                                                                     ------------------------------
(in thousands)                                                                                         1997                 1998
                                                                                                     ------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                         $  25,585            $  14,454
   Marketable securities                                                                                 4,483                6,670
   Accounts receivable, net of allowance for doubtful accounts and
     sales returns of $1,540 and $2,182 in 1997 and 1998, respectively                                  28,266               29,455
   Deferred income taxes                                                                                 1,676                1,603
   Prepaid expenses and other                                                                            4,136                4,548
                                                                                                     ------------------------------
         Total current assets                                                                           64,146               56,730
Marketable securities                                                                                   24,627               46,322
Property and equipment, net                                                                             17,956               18,428
Intangible assets, net                                                                                   3,136                2,867
Deferred income taxes                                                                                    1,293                2,363
Other assets                                                                                             1,344                1,410
                                                                                                     ------------------------------
         Total assets                                                                                $ 112,502            $ 128,120
                                                                                                     ==============================

Liabilities
Current liabilities:
   Accounts payable                                                                                  $   4,143            $   5,073
   Accrued payroll and related expenses                                                                  3,407                4,321
   Other accrued liabilities                                                                             4,514                5,372
   Income taxes payable                                                                                  1,442                2,747
   Deferred revenue                                                                                     12,621               16,181
                                                                                                     ------------------------------
         Total current liabilities                                                                      26,127               33,694
Other liabilities                                                                                          203                 --
                                                                                                     ------------------------------
         Total liabilities                                                                              26,330               33,694
                                                                                                     ------------------------------
Commitments and contingencies (Note 5).

Shareholders' equity
Preferred stock, no par value, 5,000 shares authorized:
   Issued and outstanding: none in 1997 and 1998
Common stock, no par value, 50,000 shares authorized:
   Issued and outstanding: 23,039 and 23,339 shares in 1997
     and 1998, respectively                                                                             61,158               63,647
Unrealized holding gain on marketable securities, net                                                      148                  148
Translation adjustments                                                                                 (1,130)              (1,438)
Retained earnings                                                                                       25,996               32,069
                                                                                                     ------------------------------
         Total shareholders' equity                                                                     86,172               94,426
                                                                                                     ------------------------------
         Total liabilities and shareholders' equity                                                  $ 112,502            $ 128,120
                                                                                                     ==============================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                  33

Integrated Systems, Inc.
Consolidated Statements of Income

                                                                                                Year Ended February 28,
                                                                                    ------------------------------------------------
(in thousands, except per share data)                                                 1996                1997                1998
                                                                                    ------------------------------------------------
Revenue:
   Product                                                                          $ 51,597            $ 69,282            $ 74,633
   Services                                                                           32,845              36,181              45,836
                                                                                    ------------------------------------------------
      Total revenue                                                                   84,442             105,463             120,469
                                                                                    ------------------------------------------------
Costs and expenses:
   Cost of product revenue                                                             9,046               9,755              14,527
   Cost of services revenue                                                           15,824              16,392              24,846
   Marketing and sales                                                                27,209              40,546              44,940
   Research and development                                                           11,379              17,264              18,823
   General and administrative                                                          6,637               8,542              11,352
   Amortization of intangible assets                                                     556                 349                 688
   Acquisition-related and other                                                       7,327               5,676                --
                                                                                    ------------------------------------------------
      Total costs and expenses                                                        77,978              98,524             115,176
                                                                                    ------------------------------------------------
       Income from operations                                                          6,464               6,939               5,293
Interest and other income                                                              2,331               4,220               3,908
                                                                                    ------------------------------------------------
        Income before income taxes                                                     8,795              11,159               9,201
Provision for income taxes                                                             3,512               3,905               3,128
                                                                                    ------------------------------------------------
        Net income                                                                  $  5,283            $  7,254            $  6,073
                                                                                    ================================================
Earnings per share--basic                                                           $   0.25            $   0.32            $   0.26
                                                                                    ================================================
Earnings per share--diluted                                                         $   0.24            $   0.31            $   0.25
                                                                                    ================================================
Shares used in per share calculations--basic                                          20,963              22,437              23,237
                                                                                    ================================================
Shares used in per share calculations--diluted                                        22,088              23,508              24,078
                                                                                    ================================================

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Systems, Inc.
Consolidated Statements of Shareholders' Equity

                                                                                   Unrealized
                                                                 Common Stock         Holding
                                                           ---------------------  Gain(Loss),  Translation     Retained
(in thousands)                                               Shares       Amount          Net  Adjustments     Earnings       Total
                                                           ------------------------------------------------------------------------
Balances, February 28, 1995                                  19,722     $ 35,688     $   (109)        --       $ 12,369    $ 47,948
   Exercise of common stock options                             540        2,050                                              2,050
   Common stock issued under
     Employee Stock Purchase Plan                                72          557                                                557
   Tax benefit from disqualifying
     dispositions of common stock                                          2,323                                              2,323
   Pooling of interests with TakeFive
     Software                                                   872           50                                      8          58
   Purchase of TakeFive Software
     common stock for cash                                                  (400)                                              (400)
   Payment of note receivable from
     shareholder                                                              15                                                 15
   Unrealized holding gain on
     marketable securities, net                                                           442                                   442
   Net income                                                                                                     5,283       5,283
                                                           ------------------------------------------------------------------------
Balances, February 28, 1996                                  21,206       40,283          333         --         17,660      58,276
   Exercise of common stock options                             651        2,344                                              2,344
   Common stock issued under
     Employee Stock Purchase Plan                                51          975                                                975
   Tax benefit from disqualifying
     dispositions of common stock                                          4,908                                              4,908
   Pooling of interests with Epilogue                           631           26                                  1,082       1,108
   Issuance of common stock in
     connection with secondary offering                         500       12,774                                             12,774
   Foreign currency translation adjustments                                                       $ (1,130)                  (1,130)
   Purchase of Doctor Design common
     stock for cash                                                         (152)                                              (152)
   Unrealized holding loss on marketable
     securities, net                                                                     (185)                                 (185)
   Net income                                                                                                     7,254       7,254
                                                           ------------------------------------------------------------------------
Balances, February 28, 1997                                  23,039       61,158          148       (1,130)      25,996      86,172
   Exercise of common stock options                             291        1,408                                              1,408
   Common stock issued under
     Employee Stock Purchase Plan                               144        1,660                                              1,660
   Tax benefit from disqualifying
     dispositions of common stock                                          1,093                                              1,093
   Repurchase of common stock                                  (135)      (1,672)                                            (1,672)
   Foreign currency translation adjustments                                                           (308)                    (308)
   Unrealized holding gain (loss) on
     marketable securities, net                                                            --                                  --
   Net income                                                                                                     6,073       6,073
                                                           ------------------------------------------------------------------------
Balances, February 28, 1998                                  23,339     $ 63,647     $    148     $ (1,438)    $ 32,069    $ 94,426
                                                           ========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                                  35

Integrated Systems, Inc.
Consolidated Statements of Cash Flows

                                                                                               Year Ended February 28,
                                                                                       --------------------------------------------
(in thousands)                                                                           1996              1997              1998
                                                                                       --------------------------------------------
Cash flows from operating activities:
   Net income                                                                          $  5,283          $  7,254          $  6,073
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                                          4,103             4,955             5,594
   Write-downs of intangible assets                                                       3,083               616              --
   Deferred income taxes                                                                 (1,768)             (399)             (997)
   Provisions for doubtful accounts receivable                                              286               900             2,955
   Net income from unconsolidated subsidiary                                               --                (604)             --
   Changes in assets and liabilities:
     Accounts receivable                                                                 (4,633)           (8,960)           (4,222)
     Prepaid expenses and other                                                            (794)             (257)             (412)
     Accounts payable, accrued payroll and other
       accrued liabilities                                                                5,255            (1,448)            2,702
     Income taxes payable                                                                 1,837            (3,397)            1,305
     Deferred revenue                                                                     3,125             2,326             3,560
     Other assets and liabilities                                                           375              (779)             (553)
                                                                                       --------------------------------------------
     Net cash provided by operating activities                                           16,152               207            16,005
                                                                                       --------------------------------------------
Cash flows from investing activities:
   Purchases of marketable securities                                                   (16,878)          (24,836)          (52,354)
   Maturities of marketable securities                                                   18,731            14,374             3,763
   Sales of marketable securities                                                          --               8,697            24,709
   Additions to property and equipment                                                   (4,332)          (16,012)           (4,268)
   Disposals of property and equipment                                                      149               805                99
   Capitalized software development costs                                                  (335)           (1,540)           (1,344)
   Net cash (paid) acquired in acquisitions                                              (2,885)            2,868              --
   Other                                                                                   (480)           (1,042)             --
                                                                                       --------------------------------------------
     Net cash used in investing activities                                               (6,030)          (16,686)          (29,395)
                                                                                       --------------------------------------------
Cash flows from financing activities:
   Repurchase of common stock                                                              --                --              (1,672)
   Proceeds from issuance of common stock                                                  --              12,774              --
   Proceeds from exercise of common stock options and
     purchases under Employee Stock Purchase Plan                                         2,607             3,319             3,068
   Tax benefit from disqualifying dispositions of common stock                            2,323             4,908             1,093
   Other                                                                                   (976)             (374)             --
                                                                                       --------------------------------------------
     Net cash provided by financing activities                                            3,954            20,627             2,489
                                                                                       --------------------------------------------
Effect of exchange rate fluctuations on cash and cash
   equivalents                                                                             --                (385)             (230)
Net increase (decrease) in cash and cash equivalents                                     14,076             3,763           (11,131)
Cash and cash equivalents at beginning of year                                            7,746            21,822            25,585
                                                                                       --------------------------------------------
Cash and cash equivalents at end of year                                               $ 21,822          $ 25,585          $ 14,454
                                                                                       ============================================
Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes, net                                     $    700          $  2,346          $  1,243
Supplemental schedule of noncash investing activities:
   Unrealized holding gain (loss) on marketable securities                             $    736          $   (309)         $   --

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Systems, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

NATURE OF OPERATIONS Integrated Systems, Inc. (the "Company") provides comprehensive solutions of software products and engineering services for the development of embedded microprocessor-based applications for the real-time embedded computer market. The real-time embedded computer market is being driven by the increasing demand for low-cost, high-performance, enhanced functionality devices. These devices, using the 32-bit embedded microprocessor, are increasingly requiring complex software applications in order to address the functionality and intelligence that the market demands.

The Company offers a solution for embedded software development that consists of design and development tools, RTOS software and components, application enablers and design services. The Company's products are designed to enable users to accelerate the design, development, debugging, implementation and maintenance of embedded software. The Company's products and services reduce the expense associated with embedded software and system development and enable customers to develop systems that have greater functionality, enhanced performance, improved reliability and ease of use. The Company markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications, data communications, automotive, digital office and consumer electronics, through a direct sales force augmented by a telemarketing organization, distributors and sales representatives.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies that are not controlled are carried at cost plus the Company's equity in undistributed earnings since acquisition (see Note 2).

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during a reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS Cash and cash equivalents, which are held at a variety of financial institutions, include demand deposits, money market accounts and all highly liquid debt instruments with an original or remaining maturity at the date of purchase of three months or less. The Company has not experienced any material losses relating to any investment instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS The amounts reported for cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate fair values based upon comparable market information available at February 28, 1998. The fair values of the Company's marketable securities are set forth in Note 3.

Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally, cash, cash equivalents, investments in marketable securities and accounts receivable. The Company invests its excess cash in government securities, tax exempt municipal securities, preferred stock, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market and corporate instruments of similar liquidity and credit quality. With respect to accounts receivable, the Company's

Notes to Consolidated Financial Statements

customer base is dispersed across many different geographic areas. The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses.

The Company licenses certain software development tools from other companies to distribute with its own products. The inability of such third parties to provide competitive products with adequate features and high quality on a timely basis or to cooperate in sales and marketing activities could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products compete with products produced by certain of the Company's licensors. There can be no assurance that, upon the termination or expiration of these licenses, such licenses will be available on reasonable terms or at all, or that the Company could obtain similar products as substitutes. The inability to license such products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

REVENUE RECOGNITION Product Revenue. Product revenue consists principally of fees from the licensing and sale of software products. Product licensing fees, including advanced production royalty payments, are generally recognized when a customer purchase order has been received, a license agreement has been executed, the software has been shipped, remaining obligations are insignificant and collection of the resulting account receivable is probable. Generally, the Company's distributors do not have the right of return. Provisions for estimated product returns, warranty costs and insignificant vendor obligations are recorded at the time products are shipped.

Services  Revenue.  Services  revenue  consists  principally of maintenance  and renewal fees for providing product updates, technical support and related services for software products, and engineering and consulting services fees. Software maintenance revenue bundled with the initial product license revenue is deferred and recognized ratably over the related service period. The Company unbundles a portion of its initial product license revenue related to software maintenance revenue based upon product license renewal amounts, which are substantially less than the initial product license fee, or based upon the amount charged for such services when they are sold separately. License renewal fees, which are substantially less than the initial license, are deferred and recognized ratably over the license term. Revenue from separately sold maintenance contracts is recognized ratably over the related service period. The basis for revenue recognition on engineering and consulting services contracts depends on the contractual terms. For cost reimbursement and firm fixed-price contracts, revenues are recognized as the work is performed, based on the ratio of incurred costs to estimated total completion costs. For time-and-material contracts, revenues are recognized on the basis of direct labor hours and other direct costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable.

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

SOFTWARE DEVELOPMENT COSTS The Company capitalizes certain costs to develop computer software to be licensed or otherwise marketed to customers. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the net book value is in excess of net realizable value. Software development costs included in intangible assets at February 28, 1997 and 1998, were $1,749,000 and $2,144,000, respectively, net of accumulated amortization of $2,711,000 and $3,660,000, respectively. Capitalized software development costs were $335,000, $1,540,000 and $1,344,000 in fiscal years 1996, 1997 and 1998, respectively. Amortization, which is included in cost of product revenue, was $921,000, $968,000 and $949,000 in fiscal years 1996, 1997 and 1998, respectively.

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

EMPLOYEE STOCK PLANS The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value-based method of accounting for stock-based plans and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB 25, and has provided pro forma disclosure in Note 6 as if the measurement provisions of SFAS No. 123 had been adopted.

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

ADVERTISING  The  Company  expenses  advertising  costs  as they  are  incurred.
Advertising expense for fiscal years 1996, 1997 and 1998 was $927,000, $1,566,000 and $2,643,000, respectively.

COMPUTATION OF EARNINGS PER SHARE The Company has adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, is effective for financial statements issued for periods ending after December 15, 1997 and requires that prior periods be restated. For all periods presented, earnings per share has been computed in accordance with SFAS No. 128.

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method (see Note 9).

Notes to Consolidated Financial Statements

FOREIGN CURRENCY TRANSLATION Assets and liabilities of foreign operations where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. Revenues and expenses are translated at the average rates prevailing during the year. The related gains and losses from translation are recorded as translation adjustments in a separate component of shareholders' equity. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the U.S. dollar, are included in results of operations. The Company incurred net foreign currency exchange losses of $434,000 in fiscal year 1998. Net foreign currency exchange gains and losses were not material in fiscal years 1996 and 1997.

RECLASSIFICATIONS Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards of disclosure and financial statement presentation for reporting total comprehensive income in individual components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will require earlier periods to be restated to reflect application of the provisions of SFAS No. 130.

Additionally, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. The statement supersedes SFAS No. 14 and SFAS No. 18, is effective for fiscal years beginning after December 15, 1997, and requires earlier periods to be restated if practical.

The impact of the adoption of the above statements, if any, on the financial statements of the Company has not yet been determined.

In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2") "Software Revenue Recognition," and Statement of Position 98-4 ("SOP 98-4") "Deferral of the Effective Date of Provision of SOP 97-2, Software Revenue Recognition," respectively, which supersede Statement of Position 91-1 ("SOP 91-1") "Software Revenue Recognition." The Statements are effective for the Company's fiscal year 1999. The Company believes it is currently substantially in compliance with the provisions of SOP 97-2 and SOP 98-4.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's fiscal year 2000.

2. Acquisitions

MERGER WITH TAKEFIVE In October 1995, the Company acquired TakeFive Software GmbH ("TakeFive"), an Austrian corporation, by issuing 871,980 shares of its common stock in exchange for 97% of the shares of TakeFive. The remaining 3% of the shares of TakeFive were purchased for cash. The business combination was accounted for as a pooling of interests and the Company's results of operations include those of TakeFive for all periods presented. Prior to the business combination, TakeFive was in the business of developing, marketing and supporting software tools used in software development. The Company has continued the business of TakeFive and operates TakeFive as an independent subsidiary.

MERGER WITH DOCTOR DESIGN In January 1996, the Company acquired Doctor Design, Inc. ("Doctor Design"), an engineering services company specializing in multimedia hardware, software and application-specific integrated circuit technology. The Company issued 743,214 shares of its common stock for substantially all the outstanding stock of Doctor Design. The Company also assumed stock options that converted into options to purchase 263,724 shares of the Company's common stock. The business combination was accounted for as a pooling of interests and the Company's results of operations include those of Doctor Design for all periods presented. The Company has continued the business of Doctor Design, which has now been formally renamed the Integrated Systems Design Center and operates it as an independent subsidiary.

MERGER WITH EPILOGUE In July 1996, the Company acquired Epilogue Technology Corporation ("Epilogue"), a New Mexico corporation, by issuing 630,963 shares of common stock in exchange for all outstanding Epilogue common and preferred stock. The Company also assumed stock options that converted into options to purchase 69,033 shares of the Company's common stock. The business combination was accounted for as a pooling of interests. Results of operations have been included from the date of acquisition. Prior period results have not been restated to include Epilogue operations as such operations were insignificant. Prior to the business combination, Epilogue was a developer and distributor of network management and embedded Internet software for telecommunications and data communications equipment manufacturers, embedded software suppliers and networking related integrated circuit manufacturers. The Company has integrated the business of Epilogue with that of the Company.

COMBINED AND SEPARATE  RESULTS OF MERGERS  Combined and separate  results of the
Company, the Integrated Systems Design Center and TakeFive during the period preceding the mergers were as follows:

                                                                   Integrated
                                                                      Systems
                                                       Integrated      Design
(in thousands)                                           Systems       Center    TakeFive    Combined
                                                       ----------------------------------------------
Nine months ended November 30, 1995 (unaudited):
   Net revenue                                         $  47,455   $    9,171   $   3,193   $  59,819
   Net income                                          $   3,134   $      882   $     580   $   4,596

Net revenues and net income of Epilogue for the pre-acquisition periods were insignificant.

Notes to Consolidated Financial Statements

ACQUISITION OF DIAB DATA In December 1995, the Company acquired certain technology, related assets and all of the outstanding common stock of Diab Data, Inc. ("Diab Data") for $1,735,000. The acquisition was accounted for under the equity method of accounting and was included in other assets in the consolidated balance sheet as of February 28, 1996. The acquisition cost exceeded the underlying equity in net assets by $1,395,000, of which $756,000, $425,000 and $214,000 was allocated to existing software products which had reached technological feasibility, goodwill and in-process software development which had not reached technological feasibility, respectively, based on their respective fair values. The costs allocated to goodwill are amortized over five years. The costs allocated to existing products, net of accumulated amortization, were charged to acquisition-related and other costs in fiscal year 1997, and the costs allocated to in-process software development were charged to acquisition-related and other costs in the period of acquisition. In addition to the purchase price, the Company paid bonuses to non-shareholder management and employees totaling $1,645,000, which were expensed and are included as part of acquisition-related and other costs in the consolidated statement of income for fiscal year 1996. The operations of Diab Data were not material to the consolidated financial statements of the Company in fiscal year 1996 or fiscal year 1997, and accordingly, separate financial information for Diab Data has not been presented.

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

OTHER ACQUISITIONS In September 1994, the Company acquired certain software products and other assets for a total purchase price of approximately $3,467,000, consisting of $2,081,000 in cash and non-cash consideration of approximately 316,000 shares of restricted common stock with a value of approximately $1,386,000. The acquisition was accounted for using the purchase method of accounting and accordingly, its operations were included with those of the Company since the date of acquisition. Substantially all of the purchase price was allocated to purchased software, which prior to the third quarter of fiscal year 1996, was being amortized on a straight-line basis over a seven-year period. During the third quarter of fiscal year 1996, the Company determined that the recoverability of the purchased software was not probable as the products purchased would be replaced by the products acquired in the merger with TakeFive. Accordingly, capitalized purchased software totaling $3,083,000 was written-off and charged to acquisition-related and other costs in the consolidated statement of income.

ACQUISITION-RELATED AND OTHER COSTS There were no acquisition-related and other costs in fiscal year 1998. Acquisition-related and other costs for fiscal years
1996 and 1997 consisted of:

                                                                                Year Ended February 28,
(in thousands)                                                                       1996        1997
                                                                                ---------------------
In-process software development costs written-off                               $     214          --
Bonus payments to management and employees of acquired company                      1,645   $   4,750
Purchased software written-off                                                      3,083         616
Professional fees and other acquisition costs                                       1,585         310
Termination fee payable to a distributor                                              800          --
                                                                                ---------------------
                                                                                $   7,327   $   5,676
                                                                                =====================


Termination fee payable to a distributor results from the termination of the Company's reseller arrangement with a Japanese distributor in February 1996.

3. Marketable Securities

Marketable securities at February 28, 1997 are summarized below:

                                                Fair        Cost   Unrealized  Unrealized  Unrealized
(in thousands)                                 Value       Basis        Gains      Losses   Net Gains
                                          -----------------------------------------------------------
U.S. Government securities                $   19,818   $  19,737   $      101   $     (20)  $      81
Municipal securities                           5,832       5,783           49          --          49
Preferred stock                                3,460       3,344          135         (19)        116
                                          -----------------------------------------------------------
                                          $   29,110   $  28,864   $      285   $     (39)        246
                                          ===============================================
Related deferred taxes                                                                            (98)
                                                                                            ---------
Unrealized holding gain, net                                                                $     148
                                                                                            =========


Marketable securities at February 28, 1998 are summarized below:

                                                Fair        Cost   Unrealized  Unrealized  Unrealized
(in thousands)                                 Value       Basis        Gains      Losses   Net Gains
                                          -----------------------------------------------------------
U.S. Government securities                $   49,235   $  49,014   $      288   $     (67)  $     221
Municipal securities                           3,757       3,731           26          --          26
                                          -----------------------------------------------------------
                                          $   52,992   $  52,745   $      314   $     (67)        247
                                          =================================================       (99)
Related deferred taxes                                                                      ---------
                                                                                            $     148
Unrealized holding gain, net                                                                =========



At February 28, 1998, all marketable debt securities classified as current assets have scheduled maturities of less than one year. Marketable debt securities classified as noncurrent assets have scheduled maturities of one to five years.

4. Property and Equipment

                                                                February 28,
                                                         ----------------------
(in thousands)                                              1997          1998
                                                         ----------------------
Building                                                 $  6,587      $  6,587
Furniture and fixtures                                      1,766         3,113
Computer equipment                                         14,724        17,785
Leasehold improvements                                        596           129
                                                         ----------------------
                                                           23,673        27,614
Less accumulated depreciation and amortization            (11,117)      (14,586)
                                                         ----------------------
                                                           12,556        13,028
Land                                                        5,400         5,400
                                                         ----------------------
                                                         $ 17,956      $ 18,428
                                                         ======================


Depreciation expense was $2,203,000, $3,131,000 and $3,697,000 in fiscal years 1996, 1997 and 1998, respectively.

Notes to Consolidated Financial Statements

5. Leasehold Commitments and Contingencies

OPERATING LEASES Future minimum lease payments under all noncancelable operating leases amount to approximately $2,128,000, $1,066,000, $306,000, $135,000,
$58,000  and  $146,000  for  fiscal  years  1999,  2000,  2001,  2002,  2003 and thereafter, respectively. Rent expense for fiscal years 1996, 1997 and 1998 was $1,455,000, $1,633,000 and $2,372,000, respectively.

CONTINGENCIES In October 1997, Greenhills Software, Inc. ("Greenhills"), a supplier, filed a demand for arbitration against the Company, alleging among other things, breach of contract, fraud, negligent misrepresentation and misappropriation of trade name. In December 1997, the Company responded to the arbitration demand, and filed a counter-claim against Greenhills. The Company believes it has meritorious defenses to all claims against the Company and intends to defend the claims vigorously. No accrual has been made in the accompanying consolidated financial statements related to this dispute as the ultimate outcome is presently not determinable. The dispute, however, is subject to inherent uncertainties and thus, there can be no assurance that it will be resolved favorably to the Company or that it will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While management does not believe that the outcome of any of the legal matters will have a material adverse effect on the Company's consolidated financial position, legal matters are subject to inherent uncertainties and thus, there can be no assurance that these matters will be resolved favorably to the Company.


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

In April 1997, the Company announced that the Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of common stock for cash from time-to-time at market prices. In April 1997, the Company repurchased 20,000 shares of common stock in open market transactions for $187,500 under this stock repurchase program. In January 1998, the Company repurchased an additional 115,000 shares of common stock in open market transactions for $1,485,625 under this stock repurchase program.

COMMON STOCK OPTION PLANS At February 28, 1998, the Company had reserved 4,685,494 shares of common stock for issuance under various stock option plans, including plans resulting from the business combinations with the Integrated System Design Center and Epilogue (see Note 2). The plans provide for the granting of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees, directors and consultants of the Company at prices not less than fair market value (as determined by the Compensation Committee of the Board of Directors) on the date of grant. Options are exercisable at times and in increments as specified by the Compensation Committee. Options generally vest over four or five years and expire in ten years.

Activity under these plans is as follows:

                                                                                                          Weighted
                                                                   Shares            Number of             Average
                                                                Available         Shares Under      Exercise Price
(in thousands, except share and per share amounts)              for Grant               Option           Per Share             Total
                                                                -------------------------------------------------------------------
Balances, February 28, 1995                                     2,685,146            2,423,868           $    4.23       $   10,258
   Options granted                                               (882,272)             882,272           $   13.50           11,915
   Options exercised                                                 --               (540,254)          $    3.79           (2,050)
   Options canceled                                               239,966             (239,966)          $    5.91           (1,419)
                                                                ---------            ---------                           ----------
Balances, February 28, 1996                                     2,042,840            2,525,920           $    7.40           18,704
   Assumption of Epilogue options                                    --                 69,033           $    7.50              518
   Options granted                                             (1,051,798)           1,051,798           $   23.64           24,867
   Options exercised                                                 --               (651,390)          $    3.60           (2,344)
   Options canceled                                               184,453             (194,701)          $   12.85           (2,501)
                                                                ---------            ---------                           ----------
Balances, February 28, 1997                                     1,175,495            2,800,660           $   14.01           39,244
   Options granted                                             (2,238,990)           2,238,990           $   10.70           23,948
   Options exercised                                                 --               (290,661)          $    4.84           (1,408)
   Options canceled                                             1,823,273           (1,823,273)          $   18.22          (33,218)
   Shares added to 1988 Plan                                    1,000,000                 --                                   --
                                                                ---------            ---------                           ----------
Balances, February 28, 1998                                     1,759,778            2,925,716           $    9.76       $   28,566
                                                                =========            =========                           ==========


The following table summarizes information with respect to stock options outstanding at February 28, 1998:

(number of options in thousands)               Options Outstanding           Options Exercisable
                                 --------------------------------------------------------------------------
                                                      Weighted     Weighted                        Weighted
                                         Number        Average      Average          Number         Average
                                 Outstanding at      Remaining     Exercise  Exercisable at        Exercise
                                   February 28,    Contractual        Price    February 28,           Price
Range of Exercise Price Per Share          1998   Life (years)    Per Share            1998       Per Share
-----------------------------------------------------------------------------------------------------------
     $  0.67 - $  1.35                       69          5.65       $  1.04              50        $  0.93
     $  2.46 - $  3.88                      231          5.25       $  3.42             220        $  3.44
     $  4.49 - $  6.88                      329          6.10       $  5.07             239        $  5.12
     $  7.24 - $ 10.88                    1,724          8.90       $  9.70             148        $  8.87
     $ 11.11 - $ 16.24                      304          9.18       $ 13.02              38        $ 13.33
     $ 17.24 - $ 25.86                      263          7.19       $ 19.71              70        $ 19.70
     $ 25.86 - $ 36.00                        6          8.36       $ 29.48               2        $ 29.31
                                          -----                                         ---
                                          2,926          8.09       $  9.76             767        $  6.88
                                          =====                                         ===


In April 1997, the Company offered employees the right to cancel certain outstanding stock options and receive new options with a new exercise price. The new exercise prices range from $8.75 to $10.50 per share, based on the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 1,222,132 shares at original exercise prices ranging from $14.625 to $35.625 per share were canceled and new options issued in April 1997. Vesting under the new options commenced on the date the individual employees agreed to cancel their original options, and occurs over a four year period.

Notes to Consolidated Financial Statements

EMPLOYEE STOCK PURCHASE PLAN At February 28, 1998, the Company had reserved a total of 408,922 shares of common stock for issuance under its 1990 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market value on the specified purchase date or the beginning of the offering period. During fiscal years 1996, 1997 and 1998, approximately 72,000 shares, 51,000 shares and 144,000 shares, respectively, were sold through the ESPP. The aggregate fair value and weighted average fair value per share of purchase rights under the ESPP in fiscal years 1996, 1997 and 1998 were $237,000, $667,000 and $757,000 and $4.41, $11.09 and
$6.26, respectively.

PRO FORMA STOCK-BASED COMPENSATION The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, compensation cost has not been recognized in the Company's Consolidated Statements of Income for the Company's Stock Option Plans or ESPP. Had compensation cost for the Company's Stock Option Plans and ESPP been determined under the fair value provisions of SFAS No. 123 for awards granted subsequent to February 28, 1995, the Company's net income and net income per share for the years ended February 28, 1996, 1997 and 1998 would have been reduced to the pro forma amounts indicated below:


                                                 Year Ended February 28,
                                               ---------------------------
(in thousands, except per share amounts)          1996      1997      1998
                                               ---------------------------
Net income--as reported                        $ 5,283   $ 7,254   $ 6,073
Net income--pro forma                          $ 4,704   $ 4,497   $ 2,447
Basic net income per share--as reported        $  0.25   $  0.32   $  0.26
Basic net income per share--pro forma          $  0.22   $  0.20   $  0.11
Diluted net income per share--as reported      $  0.24   $  0.31   $  0.25
Diluted net income per share--pro forma        $  0.21   $  0.19   $  0.11


The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years.

The aggregate fair value and weighted average fair value per share of options granted in fiscal years 1996, 1997 and 1998 were $9.1 million, $17.0 million and $8.8 million, and $10.30, $16.15 and $3.92 per share, respectively. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes Option Pricing Model with the following weighted average assumptions:

                                                Year Ended February 28,
                                 -----------------------------------------------
                                      1996                1997              1998
                                 -----------------------------------------------
Expected volatility                 79.47%              79.67%            71.18%
Risk-free interest rate              6.34%               6.15%             6.28%
Expected life                    5.5 years           5.0 years         4.5 years
Expected dividend yield              0.00%               0.00%             0.00%

The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model, with the following assumptions for rights granted in fiscal years 1996, 1997 and 1998:

                                                  Year Ended February 28,
                                         ---------------------------------------
                                              1996            1997          1998
                                         ---------------------------------------
Expected volatility                         52.25%          83.16%        69.65%
Risk-free interest rate                      5.81%           5.81%         5.56%
Expected life                            0.5 years       0.5 years     0.5 years
Expected dividend yield                      0.00%           0.00%         0.00%


7. 401(k) Plans

The Company has two 401(k) Plans (the Plans), including a plan resulting from the business combination with the Integrated System Design Center (see Note 2), that cover essentially all domestic employees. Each eligible employee may elect to contribute to the Plans, through payroll deductions, up to 15% of their compensation, subject to certain limitations. The Company is obligated to make matching contributions on behalf of each participating employee in an amount equal to 25% of an employee's contribution, up to 2% of the employee's compensation. For individuals who were employed by the Company prior to December 1, 1994, Company contributions are fully vested on the date of contribution. For individuals who became employed subsequent to November 30, 1994, Company contributions vest ratably over a six-year period. The Company's contributions charged against income totaled approximately $390,000, $410,000 and $481,000 in fiscal years 1996, 1997 and 1998, respectively.


8. Income Taxes

The provision for income taxes included the following:

                                                   Year Ended February 28,
                                            ----------------------------------
(in thousands)                                    1996        1997        1998
                                            ----------------------------------
Federal:
   Current                                  $    3,211   $   2,546   $   2,691
   Deferred                                     (1,584)        245        (955)
                                            ----------------------------------
                                                 1,627       2,791       1,736
                                            ----------------------------------
State:
   Current                                       1,208         884         463
   Deferred                                       (593)         43         (88)
                                            ----------------------------------
                                                   615         927         375
                                            ----------------------------------
Foreign                                          1,270         187       1,017
                                            ----------------------------------
                                            $    3,512   $   3,905   $   3,128
                                            ==================================

Notes to Consolidated Financial Statements

The reconciliation between the effective tax rates and statutory federal income tax rates is shown in the following table:

                                                                                 Year Ended February 28,
                                                                           ------------------------------------
                                                                             1996            1997         1998
                                                                           ------------------------------------
Statutory federal income tax rate                                          34.0%            35.0%         34.0%
State taxes, net of federal income tax benefit                              5.4              5.5           5.0
Acquisition-related costs                                                   8.0              1.0           --
Research and development tax credit and credit carryforwards               (2.0)            (4.0)         (5.4)
Foreign sales corporation tax benefit                                      (3.5)            (1.5)         (1.6)
Other                                                                      (1.9)            (1.0)          2.0
                                                                           ------------------------------------
Effective tax rate                                                         40.0%            35.0%         34.0%
                                                                           ====================================


Domestic and foreign components of income before income taxes were:

                                                   Year Ended February 28,
                                             ----------------------------------
(in thousands)                                     1996        1997        1998
                                             ----------------------------------
Domestic                                     $    7,430   $   9,493   $   5,788
Foreign                                           1,365       1,666       3,413
                                             ----------------------------------
                                             $    8,795   $  11,159   $   9,201
                                             ==================================


The significant components of deferred tax assets and liabilities consist of the following:

                                                             February 28,
                                                   ----------------------------
(in thousands)                                          1997               1998
                                                   ----------------------------
Deferred tax assets:
   Purchased intangibles                           $   1,274          $  1,128
   Tax credit carryforwards                            1,087             2,020
   Accelerated depreciation                              299               432
   Accrued vacation and holiday                          368               431
   Allowance for doubtful accounts                       574               572
   Other accruals and deferred revenue                   359               428
                                                   ----------------------------
                                                   $   3,961          $  5,011
                                                   ============================
Deferred tax liabilities:
   Software development costs                      $     545          $    604
   Marketable securities                                  98                99
   Cash to accrual adjustment and other                  349               341
                                                   ----------------------------
                                                   $     992          $  1,044
                                                   ============================


The Company has not provided a valuation allowance for its net deferred tax assets as it expects such amounts to be realized through taxable income from future operations, or by carryback to prior years' taxable income.

9. Earnings Per Share

In accordance with the requirements of SFAS No. 128, the calculation of basic and diluted earnings per share is provided as follows:

                                                                                                    Year Ended February 28,
                                                                                           -----------------------------------------
(in thousands, except per share amounts)                                                      1996             1997             1998
                                                                                           -----------------------------------------
Basic:
Net Income                                                                                 $ 5,283          $ 7,254          $ 6,073
                                                                                           =========================================
Weighted average number of common shares outstanding                                        20,963           22,437           23,237
                                                                                           =========================================
Basic earnings per share                                                                   $  0.25          $  0.32          $  0.26
                                                                                           =========================================
Diluted:
Net income                                                                                 $ 5,283          $ 7,254          $ 6,073
                                                                                           =========================================
Weighted average number of common shares outstanding                                        20,963           22,437           23,237
Dilutive effect of options                                                                   1,125            1,071              841
                                                                                           -----------------------------------------
Adjusted weighted average number of common shares outstanding                               22,088           23,508           24,078
                                                                                           =========================================
Diluted earnings per share                                                                 $  0.24          $  0.31          $  0.25
                                                                                           =========================================


10. Business Segment Information

The Company operates in one business segment: the design, marketing and support of products for automating the process of real-time software development and system design, including engineering services to assist customers in implementing specific solutions.

The Company's foreign operations primarily consist of an operating subsidiary and sales and customer service organizations. Net revenues, operating income and identifiable assets of the Company's foreign subsidiaries were not material to the consolidated financial statements in fiscal year 1996. For fiscal years 1997 and 1998 the net revenues, operating income and identifiable assets for the Company's North American, European and Asia/Pacific operations are summarized below:

                                                      North
(in thousands)                                      America            Europe      Asia/Pacific      Eliminations              Total
                                                   ---------------------------------------------------------------------------------
1997:
   Net revenues                                    $ 88,870          $ 20,366          $ 12,472          $(16,245)          $105,463
   Operating income                                $  5,944          $    436          $    559              --             $  6,939
   Identifiable assets                             $ 48,013          $  8,865          $  5,234          $ (4,305)          $ 57,807
1998:
   Net revenues                                    $106,505          $ 22,925          $ 16,663          $(25,624)          $120,469
   Operating income                                $  2,172          $  1,968          $  1,153              --             $  5,293
   Identifiable assets                             $ 56,274          $  8,762          $  6,397          $(10,759)          $ 60,674

                                                                                                                                  49

Notes to Consolidated Financial Statements

Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length prices, which in general are in accordance with the rules and regulations of the respective governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those that can be directly associated with a particular geographic area. Corporate assets include cash and cash equivalents, current marketable securities and noncurrent marketable securities and totaled $67,446,000 at February 28, 1998, compared to $54,695,000 at February 28, 1997.

Export revenues consisting of sales from the Company and its U.S. operating subsidiaries to non-affiliated customers were as follows:

                                                  Year Ended February 28,
                                            ----------------------------------
(in thousands)                                    1996        1997        1998
                                            ----------------------------------
Europe                                      $    9,458   $   1,869   $   5,173
Asia/Pacific                                    11,305       6,588       6,268
                                            ------------------------ ---------
Total                                       $   20,763   $   8,457   $  11,441
                                            ==================================


No customer accounted for 10% or more of total revenue in the reported periods.

Report of Independent Accountants on Schedule


The Board of Directors and Shareholders
Integrated Systems, Inc.:


In connection with our audits on the consolidated financial statements of Integrated Systems, Inc. and Subsidiaries as of February 28, 1997 and 1998, and for each of the three years in the period ended February 28, 1998, which financial statements are included in the Registrant's Annual Report on Form 10-K, we have also audited the financial statement schedule listed in Item 14 herein.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                        COOPERS & LYBRAND L.L.P.


San Jose, California
March 26, 1998

Integrated Systems, Inc.
Schedule II

Valuation and Qualifying Accounts

                                                        Column A         Column B         Column C         Column D         Column E
                                                      ------------------------------------------------------------------------------
                                                      Balance at       Charged to          Charged                           Balance
                                                       Beginning        Costs and         to Other                            at End
Description                                            of Period         Expenses         Accounts       Write-offs        of Period
------------------------------------------------------------------------------------------------------------------------------------
For the year ended February 28, 1996:
   Allowance for doubtful accounts                    $  629,000       $  286,000             --         $   63,000       $  852,000
For the year ended February 28, 1997:
   Allowance for doubtful accounts
     and sales returns                                $  852,000       $  750,000       $  150,000       $  212,000       $1,540,000
For the year ended February 28, 1998:
   Allowance for doubtful accounts
     and sales returns                                $1,540,000       $1,257,000       $1,698,000       $2,313,000       $2,182,000

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 1998.


                                             INTEGRATED SYSTEMS, INC.
                                             By: /s/ NARENDRA K. GUPTA
                                             -----------------------------------
                                             Narendra K. Gupta,
                                             Chairman of the Board and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                       Title                                         Date
---------------------------------------------------------------------------------------------------------------------------
Principal Executive Officer:


/s/ DAVID P. ST. CHARLES                   President, Chief Executive Officer            May 28, 1998
-----------------------------              and Director
David P. St. Charles


Principal Financial and Accounting Officer:


/s/ WILLIAM C. SMITH                       Vice President, Finance and Chief             May 28, 1998
-----------------------------              Financial Officer
William C. Smith


Additional Directors:


/s/ NARENDRA K. GUPTA                      Chairman of the Board and Secretary           May 28, 1998
-----------------------------
Narendra K. Gupta

/s/ JOHN C. BOLGER                         Director                                      May 28, 1998
-----------------------------
John C. Bolger

/s/ MICHAEL A. BROCHU                      Director                                      May 28, 1998
-----------------------------
Michael A. Brochu

/s/ VINITA GUPTA                           Director                                      May 28, 1998
-----------------------------
Vinita Gupta

/s/ THOMAS KAILATH                         Director                                      May 28, 1998
-----------------------------
Thomas Kailath

/s/ RICHARD C. MURPHY                      Director                                      May 28, 1998
-----------------------------
Richard C. Murphy

                                                                                                   53

                                INDEX TO EXHIBITS



                                                                    Sequentially
  Exhibit                                                             Numbered
  Number                      Exhibit                                   Page
  ------                      -------                                   ----
   21.01        List of Registrant's Subsidiaries ...................    55
   23.01        Consent of Independent Accountants ..................    56
   27.01        Financial Data Schedule .............................    57
   27.02-27.09  Restated Financial Data Schedules ...................   58-65