Form 10-Q
period 1998-05-31
INTEGRATED SYSTEMS INC
filed 1998-07-15
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 31, 1998

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


                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The number of shares outstanding of the Registrant's Common Stock on June 30, 1998 was 23,512,879 shares.


                                                             Page 1 of 18 pages.

                            INTEGRATED SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED MAY 31, 1998

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements                                             3

             Condensed Consolidated Balance Sheets as
             of May 31, 1998 and February 28, 1998                            4

             Condensed Consolidated Statements of Income
             for the Three Months Ended May 31, 1998 and 1997                 5

             Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended May 31, 1998 and 1997                 6

             Notes to Condensed Consolidated Financial Statements             7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                               17

Item 5.      Other Information                                               17

Item 6.      Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                                    18


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

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements


The condensed consolidated interim financial statements included herein have been prepared by Integrated Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998. The February 28, 1998 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          May 31,   February 28,
                                                           1998         1998
                                                         ---------    ---------
                                                        (unaudited)
                         ASSETS

Current assets:
     Cash and cash equivalents                           $  24,531    $  14,454
     Marketable securities                                   4,989        6,670
     Accounts receivable, net                               25,808       29,455
     Deferred income taxes                                   1,043        1,603
     Prepaid expenses and other                              5,311        4,548
                                                         ---------    ---------

          Total current assets                              61,682       56,730

Marketable securities                                       43,264       46,322
Property and equipment, net                                 18,698       18,428
Intangible assets, net                                       2,493        2,867
Deferred income taxes                                        4,763        2,363
Other assets                                                 1,174        1,410
                                                         ---------    ---------

          Total assets                                   $ 132,074    $ 128,120
                                                         =========    =========

                      LIABILITIES

Current liabilities:
     Accounts payable                                    $   4,917    $   5,073
     Accrued payroll and related expenses                    4,493        4,321
     Other accrued liabilities                               5,593        5,372
     Income taxes payable                                    1,302        2,747
     Deferred revenue                                       15,623       16,181
                                                         ---------    ---------

          Total current liabilities                         31,928       33,694
                                                         ---------    ---------


                  SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
     23,495 and 23,339 shares issued and outstanding at
     May 31, 1998 and February 28, 1998, respectively       65,453       63,647
Accumulated other comprehensive income, net                 (1,426)      (1,290)
Retained earnings                                           36,119       32,069
                                                         ---------    ---------

          Total shareholders' equity                       100,146       94,426
                                                         ---------    ---------

          Total liabilities and shareholders' equity     $ 132,074    $ 128,120
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

                            INTEGRATED SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                           Three Months Ended
                                                                 May 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Revenue:
    Product                                              $ 17,161      $ 13,758
    Services                                               14,321        10,830
                                                         --------      --------

        Total revenue                                      31,482        24,588
                                                         --------      --------

Costs and expenses:
    Cost of product revenue                                 3,654         2,729
    Cost of services revenue                                5,412         5,575
    Marketing and sales                                    12,105         9,409
    Research and development                                5,441         4,802
    General and administrative                              3,356         2,522
                                                         --------      --------
        Total costs and expenses                           29,968        25,037
                                                         --------      --------

            Income (loss) from operations                   1,514          (449)

Interest and other income                                     913           795
                                                         --------      --------

            Income before income taxes                      2,427           346

(Benefit)/provision for income taxes                       (1,623)          125
                                                         --------      --------

            Net income                                      4,050           221
                                                         ========      ========

Earnings per share - basic                                   0.17          0.01
                                                         ========      ========
Earnings per share - diluted                                 0.17          0.01
                                                         ========      ========

Shares used in per share calculations - basic            $ 23,426      $ 23,121
                                                         ========      ========
Shares used in per share calculations - diluted          $ 24,436      $ 23,852
                                                         ========      ========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                                                      INTEGRATED SYSTEMS, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)

                                                                                                           Three Months Ended
                                                                                                                 May 31,
                                                                                                      -----------------------------
                                                                                                        1998                 1997
                                                                                                      --------             --------
Cash flows from operating activities:
     Net income                                                                                       $  4,050             $    221
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                                                  1,414                1,469
          Deferred income taxes                                                                         (1,852)                 (35)
          Provisions for doubtful accounts receivable                                                     (270)                 (20)
          Changes in assets and liabilities:
              Accounts receivable                                                                        4,414                2,396
              Prepaid expenses and other                                                                  (763)              (2,036)
              Accounts payable, accrued payroll and
                    other accrued liabilities                                                              237                1,321
              Income taxes payable                                                                      (1,445)                (424)
              Deferred revenue                                                                            (558)               5,328
              Other assets and liabilities                                                                 215                   86
                                                                                                      --------             --------

          Net cash provided by operating activities                                                      5,442                8,306
                                                                                                      --------             --------

Cash flows from investing activities:
     Maturities (purchases) of marketable securities, net                                                4,712              (12,821)
     Additions to property and equipment, net                                                           (1,209)              (1,369)
     Capitalized software development costs                                                                (80)                (100)
                                                                                                      --------             --------

          Net cash provided by (used in) investing activities                                            3,423              (14,290)
                                                                                                      --------             --------

Cash flows from financing activities:
     Repurchase of common stock                                                                           --                   (187)
     Proceeds from exercise of common stock options and
          purchases under the Employee Stock Purchase Plan                                               1,806                1,059
                                                                                                      --------             --------

          Net cash provided by financing activities                                                      1,806                  872
                                                                                                      --------             --------

Effect of exchange rate fluctuations on cash and cash equivalents                                         (594)                  33

Net increase (decrease) in cash and cash equivalents                                                    10,077               (5,079)
Cash and cash equivalents at beginning of period                                                        14,454               25,585
                                                                                                      --------             --------

Cash and cash equivalents at end of period                                                            $ 24,531             $ 20,506
                                                                                                      ========             ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes, net                                                $  1,662             $    458

Supplemental schedule of noncash investing activities:
     Unrealized loss on marketable securities                                                         $    (27)            $   (100)


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information for the three months ended May 31, 1998 and 1997 is unaudited)


1.       Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Integrated Systems, Inc. and its wholly owned subsidiaries, after elimination of all significant intercompany accounts and transactions, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1998. These condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles.

Certain  amounts  in the  fiscal  year  1998  condensed  consolidated  financial statements have been reclassified to conform to the fiscal year 1999 presentation. These reclassifications had no effect on previously reported results of operations or shareholders' equity.

2.       Revenue Recognition

The Company has adopted the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" as amended by SOP 98-4 ("SOP 98-4"), "Deferral of the Effective Date of Certain Provisions of SOP 97-2" effective March 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognition of revenue on software transactions and supersede Statement of Position 91-1 ("SOP 91-1"). The adoption of SOP 97-2 and SOP 98-4 did not have a material effect on the Company's current licensing or revenue recognition practices.

3.       Earnings Per Share

Earnings per share is computed in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Basic earnings per share is computed using the weighted average numbers of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

The following table sets forth the calculations of earnings per share:

                                                             Three Months Ended
                                                                  May 31,
                                                           ---------------------
(in thousands, except per share data)                       1998           1997
                                                           -------       -------
                                                               (unaudited)
Basic:
    Net income                                             $ 4,050       $   121
                                                           =======       =======
    Weighted average number of common shares
    outstanding                                             23,426        23,121
                                                           =======       =======
Earnings per share - basic                                 $  0.17       $  0.01
                                                           =======       =======

Diluted:
     Net income                                            $ 4,050       $   221
                                                           =======       =======
     Weighted average number of common shares
     outstanding                                            23,426        23,121
     Dilutive effect of stock options, net                   1,010           731
                                                           -------       -------
      Weighted average number of common and
      common equivalent shares outstanding                  24,436        23,852
                                                           =======       =======
Earnings per share - diluted                               $  0.17       $  0.01
                                                           =======       =======

4.   Comprehensive Income

In March 1998, the Company adopted financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. For the Company, the primary difference between net income and comprehensive income results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities.

Comprehensive income for the three months ended May 31, 1998 and 1997 is as follows:


                                                           Three Months Ended
                                                                 May 31,
                                                         ----------------------
(In thousands)                                             1998           1997
                                                         -------        -------
Net income                                               $ 4,050        $   221
Other comprehensive income, net of tax:
     Foreign currency translation adjustments                (97)           257
     Unrealized loss on investments                          (39)           (61)
                                                         -------        -------
Other comprehensive income                                  (136)           196
                                                         =======        =======
Total comprehensive income                               $ 3,914        $   417
                                                         =======        =======

The accumulated balances of other comprehensive income as of May 31, 1998 and 1997 are as follows:


                                                         May 31, 1998                                  May 31, 1997
                                          ----------------------------------------        ----------------------------------------
                                            Foreign                                         Foreign
                                           Currency       Unrealized                       Currency       Unrealized
                                          Translation       Gains/           Total        Translation       Gains/           Total
                                          Adjustments       Losses           Other        Adjustments       Losses           Other
                                          -----------       ------           -----        -----------       ------           -----
Beginning balance                           $(1,438)        $   148         $(1,290)        $(1,130)        $   148         $  (982)
Current-period change                           (97)            (39)           (136)            257             (61)            196
                                            -------         -------         -------         -------         -------         -------
Ending balance                              $(1,535)        $   109         $(1,426)        $  (873)        $    87         $  (786)
                                            =======         =======         =======         =======         =======         =======


5.   Derivative Financial Instruments

The Company enters into foreign currency forward exchange contracts to reduce the impact of currency exchange rate fluctuations on monetary assets and liability positions. The objective of these contracts is to minimize the impact of exchange rate fluctuations on the Company's operating results. Gains and losses associated with exchange rate fluctuations on foreign currency forward exchange contracts are recorded in income as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the foreign currency forward exchange contracts are also recorded in income. All foreign currency forward exchange contracts entered into by the Company have maturities of less than one year. At May 31, 1998, the Company had approximately $5.2 million of foreign currency forward exchange contracts outstanding, all in Japanese yen. There were no foreign currency forward exchange contracts at February 28, 1998. Unrealized gains on foreign currency forward exchange contracts at May 31, 1998 totaled $366,000.

Other than the use of foreign currency forward exchange contracts discussed above, the Company does not currently invest in or hold any other derivative financial instruments.

6.    Income Taxes

In May 1998, the Company made an election with the Internal Revenue Service to treat the Company's Austrian Subsidiary, TakeFive GmbH, as a foreign branch of the Company in the United States tax return. For financial statement purposes, this election resulted in a one-time tax benefit of $2.4 million in the first quarter of fiscal year 1999.

7.       Contingencies

In October 1997, Greenhills Software, Inc. ("Greenhills"), a supplier, filed a demand for arbitration against the Company, alleging among other things, breach of contract, fraud, negligent misrepresentation and misappropriation of trade name. In December 1997, the Company responded to the arbitration demand, and filed a counter-claim against Greenhills. The Company believes it has meritorious defenses to all claims against the Company and intends to defend the claims vigorously. No accrual has been made in the accompanying consolidated financial statements related to this dispute, as the ultimate outcome is presently not determinable. The dispute, however, is subject to inherent uncertainties and thus, there can be no assurance that it will be resolved favorably to the Company or that it will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

8.       Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. The statement supersedes SFAS 14 and SFAS 18, is effective for fiscal years beginning after December 15, 1997, and requires earlier periods to be restated if practicable. The impact of the adoption of this statement, if any, on the Financial Statements of the Company has not yet been determined.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosure prescribed by SOP 98-1 will be effective for the Company's fiscal year ending February 28, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended February 28, 1998, as filed with the Securities and Exchange Commission on May 29, 1998.


Overview

Integrated Systems, Inc. ("the Company") provides comprehensive solutions of software products and engineering services for the development of embedded microprocessor-based applications for the real-time embedded computer market.

Forward-Looking Information is Subject to Risk and Uncertainty

Except for the historical information contained in this Quarterly Report, the matters herein contain "forward-looking" statements and information. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below, and to other risk factors detailed in the Company's Annual report on Form 10-K for the year ended February 28, 1998, and other documents filed by the Company with the Securities and Exchange Commission.

Results of Operations

The following table sets forth for the periods presented the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change in each line item from the prior year period:

                                                   Percentage of               Period-to-Period
                                                   Total Revenue              Percentage Change
                                                ------------------           ------------------
                                                Three Months Ended           Three Months Ended
                                                       May 31,                      May 31,
                                                  1998       1997           1998 compared to 1997
                                                  ----       ----           ---------------------
Revenue:
     Product                                       55%        56%                  25%
     Services                                      45         44                   32
                                                 -----      -----
          Total revenue                           100        100                   28
                                                 -----      -----

Costs and expenses:
     Cost of product revenue                       12         11                   34
     Cost of services revenue                      17         23                   (3)
     Marketing and sales                           38         38                   29
     Research and development                      17         20                   13
     General and administrative                    11         10                   33
                                                 -----      -----
          Total costs and expenses                 95        102                   20
                                                 -----      -----

               Income (loss) from operations        5         (2)                  NM
Interest and other income                           3          3                   15
                                                 -----      -----
               Income before income taxes           8          1                   NM
(Benefit)/provision for income taxes               (5)        --                   NM
                                                 -----      -----
               Net income                          13%         1%                  NM
                                                 =====      =====

NM= Not Meaningful

Revenue

Revenue consists of fees from the licensing and sale of software products and providing related maintenance and support, customer training and engineering and consulting services. Total revenue increased by 28% from $24.6 million in the first quarter of fiscal year 1998 to $31.5 million in the first quarter of fiscal year 1999. Product revenue increased 25% from $13.8 million in the first quarter of fiscal year 1998 to $17.2 million in fiscal year 1999. The increase in product revenue was primarily due to an increase in the number of licenses of the Company's pRISM+(TM) product, which was released in the second quarter of fiscal year 1998, as well as from increased licensing of the Company's SNiFF+(TM) and MATRIXxR products.

Services revenue increased 32% from $10.8 million in the first quarter of fiscal year 1998 to $14.3 million in the first quarter of fiscal year 1999. The increase is due primarily to continued growth of the installed customer base and the renewal of maintenance and support contracts, and from growth in consulting and engineering services.

Price increases were not a material factor in the Company's revenue growth in the periods presented.

The percentage of the Company's total revenue from customers located internationally was 33% and 45% in the first quarters of fiscal years 1998 and 1999, respectively. The increase in international revenue as a percentage of total revenue in the first quarter of fiscal year 1999, as compared to the first quarter of fiscal year 1998, was due primarily to revenue in Europe growing faster than revenue in the United States.

In Europe and Japan, revenues and expenses are primarily denominated in local currencies. In the first quarter of fiscal year 1999 the U.S. dollar strengthened against many foreign currencies, particularly the Japanese yen, which resulted in relatively lower revenues and expenses when translated into U.S. dollars. In the first quarter of fiscal year 1998, revenue was less influenced by fluctuations in foreign exchange rates. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. In addition, in recent months the currencies of many countries in the Asia Pacific region have lost significant value against the dollar. As a result, sales in this region could be adversely affected throughout fiscal year 1999. More generally, recent instability in the Asian currency and stock markets could adversely affect the economic health of the entire region and adversely affect revenue throughout fiscal year 1999.

Costs and Expenses

Cost of product revenue includes third-party royalties, costs of product packaging, documentation, amortization of capitalized software development costs, and the costs related to equipment hardware. Cost of product revenue as a percentage of product revenue was 20% and 21% in the first quarters of fiscal year 1998 and fiscal year 1999, respectively.

Cost of services revenue includes personnel and related direct costs associated with providing training, maintenance, engineering and consulting services to customers and the infrastructure to manage a services organization. The Company's cost of services revenue as a percentage of services revenue was 51% and 38% in the first quarters of fiscal years 1998 and 1999, respectively. Cost of services revenue as a percentage of services revenue can fluctuate due to shifts in the services revenue mix between higher margin maintenance and support revenues and lower margin engineering and consulting services revenues. In addition, the cost of services revenue as a percentage of services revenue can fluctuate due to shifts in the proportion of fixed price versus time and material engineering and consulting contracts. Fixed price engineering and consulting contracts generally have lower gross margins than time and material contracts. Cost of services revenue as a percentage of services revenue decreased in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 due to a higher percentage of total services revenues being derived from maintenance and support. In addition, in the first quarter of fiscal year 1998 there was a higher proportion of fixed price engineering and consulting services contracts than in the first quarter of fiscal year 1999.

Marketing and sales expenses increased by 29% from $9.4 million in the first quarter of fiscal year 1998 to $12.1 million in the first quarter of fiscal year 1999 and represented 38% of total revenue in both periods. The dollar increase in marketing and sales expenses in the first quarter of fiscal year 1999 was due to continued growth of the domestic and international sales and support infrastructure.

The Company believes that significant investment for product research and development is essential to product and technical leadership. Research and development expenses increased 13% from $4.8 million in the first quarter of fiscal year 1998 to $5.4 million in the first quarter of fiscal year 1999, but decreased as a percentage of total revenue from 20% to 17%, respectively. The dollar increase in research and development expenses was due primarily to an increase in personnel and consulting costs associated with the Company's continued emphasis on developing new products and enhancing existing products. The decrease in research and development expense as a percentage of total revenue was due to having significant costs in the first quarter of fiscal year 1998 related to the development effort associated with the Company's pRISM+ product. The Company anticipates that it will continue to devote substantial resources to product research and development throughout fiscal year 1999.

General and administrative expenses were $2.5 million or 10% of total revenue in the first quarter of fiscal year 1998 compared to $3.4 million or 11% of total revenue in the first quarter of fiscal year 1999. The increase in general and administrative expenses was due primarily to an increase in personnel and personnel related expenses and due to the Company incurring higher legal costs and other outside service costs.

Interest and other income increased from $0.8 million in the first quarter of fiscal year 1998 to $0.9 million in the first quarter of fiscal year 1999 due primarily to an increase in the amount of interest-bearing cash equivalents and marketable securities.

Net income in the first quarter of fiscal year 1999 was positively impacted by a $2.4 million one-time federal tax benefit related to a tax election made during the quarter. Excluding this tax benefit, the effective tax rate for the first quarter of fiscal year 1999 was 32%.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. The statement supersedes SFAS 14 and SFAS 18, is effective for fiscal years beginning after December 15, 1997, and requires earlier periods to be restated if practicable. The impact of the adoption of this statement, if any, on the Financial Statements of the Company has not yet been determined.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosure prescribed by SOP 98-1 will be effective for the Company's fiscal year ending February 28, 2000.

"Year 2000" Issues

The Company believes that all its most current releases of its products will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity, and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). However the Company does not currently have complete information concerning Year 2000 Compliance for all of its suppliers and customers. In addition, the Company is currently in the process of evaluating its internal information technology infrastructure for Year 2000 Compliance. In the event that the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 Compliance, the Company's business, financial condition and results of operations could be adversely affected.

"Euro" Issues

The Economic and Monetary Union ("EMU") and the introduction of a new currency (the "Euro"), will begin in Europe on January 1, 1999. The new currency enables the European Union ("EU") to blend the economies of EU's member states into one large market with unrestricted and unencumbered trade and commerce across borders. Eleven European countries are expected to participate in the first membership wave of EMU, including the Netherlands, Belgium, Luxembourg, Germany, France, Ireland, Finland, Austria, Italy, Spain and Portugal. Other member states are expected to join in the years to come. The Company has not evaluated the impact of the introduction of the new currency and has not determined the impact, if any, on the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

The Company had funded its operations to date principally through cash flows from operations. As of May 31, 1998, the Company had $72.8 million of cash, cash equivalents and marketable securities. This represents an increase of $5.3 million from February 28, 1998. During the first quarter of fiscal year 1998, the Company announced that the Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of common stock for cash, from time-to-time at market prices, pursuant to a repurchase program. To date, the Company repurchased 135,000 shares of common stock for $1.7 million under this program.

Net cash provided by operating activities was $5.4 million during the first quarter of fiscal year 1999. This represents a decrease of $2.9 million from the amount generated in the first quarter of fiscal year 1998. Net cash from operating activities decreased in the first quarter of fiscal year 1999, despite higher net income than in the first quarter of fiscal year 1998 due primarily to larger payments of income taxes and an increase in deferred tax assets. In addition, in the first quarter of fiscal year 1998 deferred revenue increased $5.3 million compared to a decrease of $0.6 million in the first quarter of fiscal year 1999. The increase in deferred revenue in the first quarter of fiscal year 1998 was due to advanced customer payments on engineering services contracts.

Net cash provided by investing activities was $3.4 million in the first quarter of fiscal year 1999. This compares to net cash used in investing activities of $14.3 million in the first quarter of fiscal year 1998. The difference between the two comparative quarters is due primarily to the timing of purchases and maturities of marketable securities.

Net cash provided by financing activities totaled $1.8 million in the first quarter of fiscal year 1999 compared to $0.9 million in the first quarter of fiscal year 1998. The increase in net cash provided by financing activities was due to primarily to an increase in the proceeds from the exercise of options to purchase common stock and purchases under the employee Stock Purchase Plan.

The Company believes that the cash flows from operations, together with existing cash and investment balances, will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next 12 months and the foreseeable future.


Risk Factors that May Affect Future Results of Operations

Fluctuations in Quarterly Results

The Company's quarterly operating results can vary significantly depending on a number of factors, including the volume and timing of orders received during the quarter, the mix of and changes in customers to whom the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, buyouts of run-time licenses, product life cycles, the level of the Company's sales of third party products, purchasing patterns of customers, competitive conditions in the industry, foreign currency exchange rate fluctuations, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products.

The Company historically has operated with insignificant product backlog because its products are generally shipped as orders are received. As a result, product revenue in any quarter depends on the volume and timing of orders received in that quarter. In addition, the Company generally recognizes a substantial portion of its total revenue from sales orders received and shipped in the last two weeks of the quarter. As such, the magnitude of quarterly fluctuations may not become evident until very late in, or after the end of, a particular quarter. In addition, an increasing amount of the Company's sales orders involve products and services which yield revenue over multiple quarters or upon completion of performance. Because the Company's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of the Company's costs are fixed in the short term and do not vary with revenue, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, can cause disproportionate variations in the Company's operating results from quarter to quarter.

The procurement process of the Company's customers typically ranges from a few weeks to several months or longer from initial inquiry to order, making the timing of sales and license fees difficult to predict. Moreover, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's products will not lengthen. In addition, a portion of the Company's revenues from services are earned pursuant to fixed price contracts. Variances in costs associated with those contracts could have a material adverse effect on the Company's business and results of operations. The Company's results of operations may also be affected by seasonal trends. While the Company's revenues are not generally seasonal in nature, the Company's total revenue and net income during the first fiscal quarter have historically been lower than the previous fourth fiscal quarter for a variety of reasons, including customer purchase cycles related to expiration of budgetary authorizations. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. During previous fiscal years, the Company has experienced actual performance that did not meet financial market expectations. It is likely that, in some future quarters, the Company's operating results will again be below the expectations of stock market analysts and investors.

Rapid Technological Change; Dependence on New Products

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

Risks Associated with New or Emerging Markets

From time to time, the Company embarks on product development for new or emerging markets. Currently, the Company is continuing to expend substantial time and financial resources to develop product lines for applications that use Internet technology with embedded microprocessors. The Company has introduced both embedded operating software and development tools for Internet applications. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. It is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace, or whether demand for Internet related products and services will increase in the future. If the Internet market, or any other new market targeted by the Company in the future, fails to develop or develops more slowly than anticipated or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

Competition.

The market for commercially available software tools and embedded operating systems is fragmented, highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. The Company's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain real-time operating systems have substantial programming resources and can develop specific products for their needs. Many of these companies have significant investments in their existing software and there can be no assurance that the Company will be able to persuade existing and potential customers to replace or augment their internally developed real-time operating systems with the Company's products. The Company's principal competitors for third-party embedded software and related tools are Wind River Systems, Inc., Microsoft Corporation, through its introduction of Windows CE and Sun Microsystems, Inc., with its acquisition of Chorus. The MATRIXx product family competes with products offered by Mathworks Incorporated and a number of other companies that provide design and analysis, modeling and simulation, and code generation products. The Company also competes with a number of other vendors that address one or more segments of the system design process, including vendors that have modified general purpose software engineering products for real-time and control design applications.

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


Acquisition-Related Risks

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

Risks Associated with International Operations

In fiscal years 1996, 1997 and 1998, the Company derived approximately 34%, 38%, and 41%, respectively, of its total revenue from sales outside of North America. In the first quarter of fiscal year 1999 the Company generated 45% of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to a number of special risks, including foreign government regulation, reduced protection of intellectual property rights, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, possible recessionary environments in economies outside the United States and other factors beyond the control of the Company. The Company generally denominates sales to and by foreign subsidiaries in local currency, and an increase in the relative value of the dollar against such currencies, as has recently occurred, would reduce the Company's revenue in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In particular, revenue from sales in Japan during fiscal years 1997, 1998 and in the first quarter of fiscal year 1999 were adversely affected by the weakness of the yen against the dollar. Continued weakness of the yen could affect revenue from Japan during fiscal year 1999. The Company has little experience in hedging its foreign currency sales, but has done so on a limited basis. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. In recent months, the currencies of many countries in the Asia Pacific region have lost significant value against the dollar, notably the currencies of Korea and Taiwan. As a result, the Company's sales in these countries could be adversely affected. More generally, recent instability in Asian currency and stock markets could adversely affect the economic health of the entire region and could have an adverse effect on the Company's results of operations. The Company relies on distributors and representatives for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors and representatives generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors and representatives are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors and representatives will continue to purchase the Company's products or provide them with adequate levels of support.

Risks of Product Defects; Product and Other Liability; Year 2000 Compliance

As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products are used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. The Company believes that all of its most current releases of its products will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity, and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). Year 2000 Compliance issues may arise with respect to any modifications made to the Company's products by a party other than the Company or from the combination or use of the Company's products with any other software programs or hardware devices not provided by the Company, and therefore may result in unforeseen Year 2000 Compliance problems for some of the Company's customers, which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's license and other agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability and other claims. It is likely, however, that the limitation of liability provisions contained in the Company's agreements are not effective in all circumstances and in all jurisdictions. The Company currently does not have insurance against product liability risks or errors or omissions coverage and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all. A product liability claim or claim for economic loss brought against the Company, or a product recall involving the Company's software, could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, as with any company with a computing infrastructure and utilizing business-application software programs written over many years, the Company's internal operations may be subject to Year 2000 Compliance issues. The Company's operations are dependent on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss telecommunications failure, unauthorized intrusion, and other catastrophic events. The Company believes it has taken prudent measure to reduce the risk of interruption in its operations. However, there can be no assurance that these measures are sufficient. Any damage or failure that causes interruption in the Company's operations could have a material adverse effect on its business, financial condition, and results of operations.

Dependence on Key Personnel; Need for Additional Personnel

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

Limited Protection of Proprietary Technology

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

Volatility of Stock Price

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

Financial Statements are Based on Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to this item is incorporated by reference to Note 7 of Notes to Condensed Consolidated Financial Statements included herein on page 9 of this Form 10-Q

Item 5.  Other Information

The following statement is provided pursuant to Rule 14a-5 promulgated by the Securities and Exchange Commission under Securities Exchange Act of 1934, as amended: Proxies solicited by the Company for the Company's 1999 Annual Meeting of Shareholders will be voted in the discretion of the persons voting such proxies with respect to all proposals presented by shareholders for consideration at such meeting after April 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits.

              The following exhibit is filed herewith:

              Exhibit                                                      Page
              Number       Title                                          Number
              ------       -----                                          ------
               27.01       Financial Data Schedule                          19

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the three months ended May 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   July 14, 1998                     INTEGRATED SYSTEMS, INC.
                                           (Registrant)




                                           /s/ DAVID P. ST. CHARLES
                                           -------------------------------------
                                           DAVID P. ST. CHARLES
                                           President and Chief Executive Officer





                                           /s/ WILLIAM C. SMITH
                                           -------------------------------------
                                           WILLIAM C. SMITH
                                           Vice President, Finance and
                                           Chief Financial Officer