Form 10-Q
period 1998-08-31
INTEGRATED SYSTEMS INC
filed 1998-10-14
CIK 775163

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 1998

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


                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The number of shares outstanding of the Registrant's Common Stock on September 30, 1998 was 23,049,497 shares.

                            INTEGRATED SYSTEMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED AUGUST 31, 1998

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

        Condensed Consolidated Balance Sheets as of August 31, 1998 and
        February 28, 1998                                                     4

        Condensed Consolidated Statements of Income for the Three and Six
        Months Ended August 31, 1998 and 1997                                 5

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended August 31, 1998 and 1997                                        6

        Notes to Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                10

Item 3. Quantitative and Qualitative Disclosures about Market Risks          18


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    19

Item 4. Submission of matters to a vote of Security Holders                  19

Item 6. Exhibits and Reports on Form 8-K                                     19


SIGNATURES                                                                   20



================================================================================
     This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding the Company's expectations, hopes or intentions regarding the future. Actual results and trends could
     differ   materially  from  those  discussed  in  the   forward-looking
     statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those
     detailed  in   Management's   Discussion  and  Analysis  of  Financial
     Condition and Results of Operations and in the Company's Annual Report
     on Form 10-K for the year ended February 28, 1998, and other documents filed by the Company with the Securities and Exchange Commission.
================================================================================

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

                                                      INTEGRATED SYSTEMS, INC.

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                    August 31,          February 28,
                                                                                                      1998                  1998
                                                                                                   ---------             ---------
                                                                                                  (unaudited)
                           ASSETS

Current assets:
     Cash and cash equivalents                                                                     $  14,812             $  14,454
     Marketable securities                                                                             2,658                 6,670
     Accounts receivable, net                                                                         25,449                29,455
     Deferred income taxes                                                                               995                 1,603
     Prepaid expenses and other                                                                        5,085                 4,548
                                                                                                   ---------             ---------
          Total current assets                                                                        48,999                56,730

Marketable securities                                                                                 58,856                46,322
Property and equipment, net                                                                           18,796                18,428
Intangible assets, net                                                                                 2,515                 2,867
Deferred income taxes                                                                                  4,763                 2,363
Other assets                                                                                           1,155                 1,410
                                                                                                   ---------             ---------

          Total assets                                                                             $ 135,084             $ 128,120
                                                                                                   =========             =========

                        LIABILITIES

Current liabilities:
     Accounts payable                                                                              $   4,285             $   5,073
     Accrued payroll and related expenses                                                              4,671                 4,321
     Other accrued liabilities                                                                         5,378                 5,372
     Income taxes payable                                                                              1,981                 2,747
     Deferred revenue                                                                                 16,363                16,181
                                                                                                   ---------             ---------

          Total current liabilities                                                                   32,678                33,694


                    SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
     23,488 and 23,339 shares issued and outstanding at
     August 31, 1998 and February 28, 1998, respectively                                              64,951                63,647
Accumulated other comprehensive income, net                                                           (1,012)               (1,290)
Retained earnings                                                                                     38,467                32,069
                                                                                                   ---------             ---------

          Total shareholders' equity                                                                 102,406                94,426
                                                                                                   ---------             ---------

          Total liabilities and shareholders' equity                                               $ 135,084             $ 128,120
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

                                                      INTEGRATED SYSTEMS, INC.

                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                  August 31,                       August 31,
                                                                          ------------------------        -------------------------
                                                                            1998            1997            1998             1997
                                                                          --------        --------        --------         --------
Revenue:
    Product                                                               $ 17,723        $ 15,502        $ 34,884         $ 29,260
    Services                                                                14,282          16,668          28,603           27,498
                                                                          --------        --------        --------         --------

        Total revenue                                                       32,005          32,170          63,487           56,758
                                                                          --------        --------        --------         --------

Costs and expenses:
    Cost of product revenue                                                  3,479           3,521           7,133            6,250
    Cost of services revenue                                                 6,066           9,546          11,478           15,121
    Marketing and sales                                                     11,258          10,872          23,363           20,281
    Research and development                                                 4,658           4,747          10,099            9,549
    General and administrative                                               4,399           3,057           7,755            5,579
                                                                          --------        --------        --------         --------
        Total costs and expenses                                            29,860          31,743          59,828           56,780
                                                                          --------        --------        --------         --------

            Income (loss)  from operations                                   2,145             427           3,659              (22)

Interest and other income                                                    1,308             979           2,221            1,774
                                                                          --------        --------        --------         --------

            Income before income taxes                                       3,453           1,406           5,880            1,752

Provision (benefit) for income taxes                                         1,105             471            (518)             596
                                                                          --------        --------        --------         --------

            Net income                                                    $  2,348        $    935        $  6,398         $  1,156
                                                                          ========        ========        ========         ========

Earnings per share - basic                                                $   0.10        $   0.04        $   0.27         $   0.05
                                                                          ========        ========        ========         ========

Earnings per share - diluted                                              $   0.10        $   0.04        $   0.26         $   0.05
                                                                          ========        ========        ========         ========

Shares used in per share calculations - basic                               23,501          23,182          23,464           23,151
                                                                          ========        ========        ========         ========

Shares used in per share calculations - diluted                             24,276          23,969          24,356           23,910
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

                                                      INTEGRATED SYSTEMS, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)

                                                                                                             Six Months Ended
                                                                                                                 August 31,
                                                                                                        ---------------------------
                                                                                                          1998               1997
                                                                                                        --------           --------
Cash flows from operating activities:
     Net income                                                                                         $  6,398           $  1,156
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                                                    2,868              2,934
          Provision for (release of) doubtful accounts receivable                                           (200)             1,243
          Deferred income taxes                                                                           (1,989)               212
          Changes in assets and liabilities:
               Accounts receivable                                                                         4,146                 22
               Prepaid expenses and other                                                                   (537)              (406)
               Accounts payable, accrued payroll and
                    other accrued liabilities                                                               (432)             3,956
               Income taxes payable                                                                         (766)              (704)
               Deferred revenue                                                                              182                880
               Other assets and liabilities                                                                  213                265
                                                                                                        --------           --------
          Net cash provided by operating activities                                                        9,883              9,558
                                                                                                        --------           --------

Cash flows from investing activities:
     Purchases of marketable securities, net                                                              (8,029)           (12,345)
     Additions to property and equipment                                                                  (2,312)            (2,815)
     Capitalized software development costs                                                                 (530)              (250)
                                                                                                        --------           --------

          Net cash used in investing activities                                                          (10,871)           (15,410)
                                                                                                        --------           --------

Cash flows from financing activities:
     Repurchase of common stock                                                                           (1,059)              (187)
     Proceeds from exercise of common stock options and
          purchases under the Employee Stock Purchase Plan                                                 2,363              1,517
                                                                                                        --------           --------

          Net cash provided by financing activities                                                        1,304              1,330
                                                                                                        --------           --------

          Effect of exchange rate fluctuations on cash and cash equivalents                                   42               (195)

Net increase (decrease) in cash and cash equivalents                                                         358             (4,717)
Cash and cash equivalents at beginning of period                                                          14,454             25,585
                                                                                                        --------           --------

Cash and cash equivalents at end of period                                                              $ 14,812           $ 20,868
                                                                                                        ========           ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                                                       $  2,040           $    986

Supplemental schedule of noncash investing and financing activities:
     Unrealized gain on marketable securities                                                           $    493           $    198

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and six months ended
                     August 31, 1998 and 1997 is unaudited)

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

Certain  amounts  in the  fiscal  year  1998  condensed  consolidated  financial statements have been reclassified to conform to the fiscal year 1999 presentation. These reclassifications had no effect on previously reported results of operations or shareholder's equity.

2.       Earnings Per Share

Earnings per share is computed in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.

The following table sets forth the calculations of earnings per share:

                                                                                         Three Months Ended         Six Months Ended
                                                                                              August 31,              August 31,
                                                                                          -----------------        -----------------
(in thousands, except per share data)                                                      1998      1997           1998       1997
                                                                                          -------   -------        -------   -------
Basic:
     Net income                                                                           $ 2,348   $   935        $ 6,398   $ 1,156
                                                                                          =======   =======        =======   =======
     Number of shares:
          Weighted average number of common shares outstanding                             23,501    23,182         23,464    23,151
                                                                                          =======   =======        =======   =======

Earnings per share - basic                                                                $  0.10   $  0.04        $  0.27   $  0.05
                                                                                          =======   =======        =======   =======


Diluted:
     Net income                                                                           $ 2,348   $   935        $ 6,398   $ 1,156
                                                                                          =======   =======        =======   =======
     Number of shares:
          Weighted average number of common shares outstanding                             23,501    23,182         23,464    23,151
          Dilutive effect of stock options, net                                               775       787            892       759
                                                                                          -------   -------        -------   -------
          Weighted average number of common and common equivalent shares outstanding       24,276    23,969         24,356    23,910
                                                                                          =======   =======        =======   =======
Earnings per share - diluted                                                              $  0.10   $  0.04        $  0.26   $  0.05
                                                                                          =======   =======        =======   =======


3.    Comprehensive Income

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

Comprehensive income for the three and six months ended August 31, 1998 and 1997 is as follows:

                                                                            Three Months Ended               Six Months Ended
                                                                                August 31,                        August 31,
                                                                          -----------------------          ------------------------
(In thousands)                                                             1998            1997             1998             1997
                                                                          -------         -------          -------          -------
Net income                                                                $ 2,348         $   935          $ 6,398          $ 1,156
Other comprehensive income, net of tax:
     Foreign currency translation adjustments                                  79            (610)             (18)            (353)
     Unrealized gain on marketable securities                                 335             180              296              119
                                                                          -------         -------          -------          -------
Other comprehensive income (loss)                                             414            (430)             278             (234)
                                                                          -------         -------          -------          -------
Total comprehensive income                                                $ 2,762         $   505          $ 6,676          $   922
                                                                          =======         =======          =======          =======

The accumulated balances of other comprehensive income as of August 31, 1998 and 1997 are as follows: (in thousands)

                                                        August  31,  1998                               August  31,  1997
                                           -----------------------------------------       ----------------------------------------
                                             Foreign                                        Foreign
                                            Currency        Unrealized                      Currency       Unrealized
                                           Translation        Gains/          Total        Translation       Gains/          Total
                                           Adjustments        Losses          Other        Adjustments       Losses          Other
                                           -----------      ----------       -------       -----------     ----------       -------
Beginning balance                             $(1,438)        $   148        $(1,290)        $(1,130)        $   148        $  (982)
Current-period change                             (18)            296            278            (353)            119           (234)
                                              -------         -------        -------         -------         -------        -------
Ending balance                                $(1,456)        $   444        $(1,012)        $(1,483)        $   267        $(1,216)
                                              =======         =======        =======         =======         =======        =======

4.   Derivative Financial Instruments

The Company enters into foreign currency forward exchange contracts to reduce the impact of currency exchange rate fluctuations on monetary assets and liability positions. The objective of these contracts is to minimize the impact of exchange rate fluctuations on the Company's operating results. Gains and losses associated with exchange rate fluctuations on foreign currency forward exchange contracts are recorded in income as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the foreign currency forward exchange contracts are also recorded in income. All foreign currency forward exchange contracts entered into by the Company have maturities of less than one year. At August 31, 1998, the Company had approximately $2.5 million of foreign currency forward exchange contracts outstanding, $2.2 million in Japanese yen and $0.3 million in Swedish Krona. There were no foreign currency forward exchange contracts at February 28, 1998. Unrealized gains on foreign currency forward exchange contracts at August 31, 1998 were approximately $19,000.

Other than the use of foreign currency forward exchange contracts discussed above, the Company does not currently invest in or hold any other derivative financial instruments.

5.    Income Taxes

In May 1998, the Company made an election with the Internal Revenue Service to treat the Company's Austrian subsidiary, Takefive Software GmbH, as a foreign branch of the Company in the United States tax return. For financial statement purposes, this election resulted in a one-time benefit of $2.4 million in the first quarter of fiscal year 1999.

6.    Contingencies

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

7.    Subsequent Events

In September 1998, the Company's Board of Directors authorized the Company to repurchase 1,000,000 shares of common stock for cash from time-to-time at market prices. These shares are in addition to the 1,000,000 shares previously authorized in April 1997. As of September 30, 1998, the Company had repurchased 825,000 shares of common stock in open market transactions for $7.2 million under this stock repurchase program.

In September 1998, the Company's Board of Directors adopted a shareholder rights plan declaring a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on October 15, 1998 (the "Record Date") and further directing the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on September 30, 2008.

The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group acquires 20 percent or more of the Company's common stock (an "Acquiring Person"), or announces an intention to make a tender offer for the Company's common stock, the consummation of which would result in a person or group acquiring 20 percent or more of the Company's common stock, then the rights will be distributed and will thereafter trade separately from the common stock.

In the event rights are distributed, each right may be exercised for 1/200th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $55.00. The preferred stock has been structured so that the value of 1/200th of a share of such preferred stock will approximate the value of one share of common stock.

Upon a person or group becoming an Acquiring Person, holders of the rights (other than the Acquiring Person) will have the right to acquire shares of the Company's common stock at a substantially discounted price. Additionally, if a person or group becomes an Acquiring Person and the Company is acquired in a merger or other business combination, or 50 percent or more of its assets are sold in a transaction with an Acquiring Person, the holders of rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price.

Subsequent to a person or group becoming an Acquiring Person, the Company's Board of Directors may, at its option, require the exchange of outstanding rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of the Company's common stock per right.

The Board may redeem outstanding rights at any time prior to a person or group becoming an Acquiring Person at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by the Board.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which supercedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted. The impact of the adoption of this statement, if any, on the Financial Statements of the Company has not yet been determined.

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

Results of Operations

The following table sets forth for the periods presented the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change in each line item from the prior year period:

                                               Percentage of             Period-to-Period
                                               Total Revenue             Percentage Change
                                         ------------------------   -----------------------------
                                             Three Months Ended         Three Months Ended
                                                 August 31,                August 31,
                                            1998          1997         1998 compared to 1997
                                         ----------    ----------   -----------------------------
Revenue:
     Product                                    55 %          48 %             14 %
     Services                                   45            52              (14)
                                         ----------    ----------
          Total revenue                        100           100               (1)
                                         ----------    ----------

Costs and expenses:
     Cost of product revenue                    11            11               (1)
     Cost of services revenue                   19            30              (36)
     Marketing and sales                        35            34                4
     Research and development                   14            15               (2)
     General and administrative                 14             9               44
                                         ----------    ----------
          Total costs and expenses              93            99               (6)
                                         ----------    ----------

               Income from operations            7             1              402
Interest and other income                        4             3               34
                                         ----------    ----------
               Income before income taxes       11             4              146
Provision for income taxes                       4             1              135
                                         ----------    ----------
               Net income                        7 %           3 %            151 %
                                         ==========    ==========

                                               Percentage of            Period-to-Period
                                               Total Revenue           Percentage Change
                                         ------------------------  ----------------------------
                                              Six Months Ended        Six Months Ended
                                                 August 31,              August 31,
                                            1998          1997       1998 compared to 1997
                                         ----------    ----------  ----------------------------

Revenue:
     Product                                    55 %          52 %           19 %
     Services                                   45            48              4
                                         ----------    ----------
          Total revenue                        100           100             12
                                         ----------    ----------

Costs and expenses:
     Cost of product revenue                    11            11             14
     Cost of services revenue                   18            26            (24)
     Marketing and sales                        37            36             15
     Research and development                   16            17              6
     General and administrative                 12            10             39
                                         ----------    ----------
          Total costs and expenses              94           100              5
                                         ----------    ----------

               Income from operations            6             0            N/M
Interest and other income                        3             3             25
                                         ----------    ----------
               Income before income taxes        9             3            236
(Benefit)/provision for income taxes            (1)            1            N/M
                                         ----------    ----------
               Net income                       10 %           2 %          453 %
                                         ==========    ==========


N/M = Not Meaningful

Revenue

Revenue consists of fees from the licensing and sale of software products and providing related maintenance and support, customer training and engineering and consulting services. Total revenue decreased by 1% from $32.2 million in the second quarter of fiscal year 1998 to $32.0 million in the second quarter of fiscal year 1999, and increased by 12% from $56.8 million in the first six months of fiscal year 1998 to $63.5 million in the first six months of fiscal year 1999. Product revenue increased 14% from $15.5 million in the second quarter of fiscal year 1998 to $17.7 million in the second quarter of fiscal year 1999, and by 19% from $29.3 million in the first six months of fiscal year 1998 to $34.9 million in the first six months of fiscal year 1999. The increases in product revenue were primarily due to increases in the number of licenses of the Company's pRISM+(TM) product, which was released in the second quarter of fiscal year 1998, as well as from increased licensing of the Company's Diab Data compilers and SNiFF+(TM) products.

Services revenue decreased 14% from $16.7 million in the second quarter of fiscal year 1998 to $14.3 million in the second quarter of fiscal year 1999, and increased by 4% from $27.5 million in the first six months of fiscal year 1998 to $28.6 million in the first six months of fiscal year 1999. The decrease quarter over quarter is due to the impact in the second quarter of fiscal year 1998 of an engineering services contract which required the procurement of approximately $2.6 million of materials resulting in unusually high services revenue and cost of services revenue in the second quarter of fiscal year 1998. The increase between the two six-month periods is due primarily to continued growth of the installed customer base and the renewal of maintenance and support contracts, and from growth in consulting and engineering services, offset, in part, by the impact of the contract discussed above.

Price increases were not a material factor in the Company's revenue growth in the periods presented.

The percentage of the Company's total revenue from customers located internationally was 42% and 31% in the second quarters of fiscal years 1999 and 1998, respectively, and 43% and 31% in the first six months of fiscal years 1999 and 1998, respectively.

In Europe and Japan, revenues and expenses are primarily denominated in local currencies. In the second quarter of fiscal year 1999 and for the six months ended August 31, 1998 the U.S. dollar strengthened against many foreign currencies as compared to the second quarter and first six months of fiscal year 1998. This resulted in relatively lower revenues and expenses when translated into U.S. dollars for the second quarter and first six months of fiscal year 1999, compared to the comparative periods of fiscal year 1998. The Company's operating and pricing strategies take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates. In addition, in recent months the currencies of many countries in the Asia Pacific region have lost significant value against the dollar. As a result, sales in this region could be adversely affected throughout fiscal year 1999.

Costs and Expenses

Cost of product revenue includes third-party royalties, costs of product packaging, documentation, amortization of capitalized software development costs, and the costs related to equipment hardware. The Company's cost of product revenue as a percentage of product revenue was 23% and 20% in the second quarters of fiscal years 1998 and 1999, respectively, and 21% and 20% in the first six months of fiscal years 1998 and 1999, respectively.

Costs of services revenue includes personnel and related direct costs associated with providing training, maintenance, engineering and consulting services to customers and the infrastructure to manage a services organization. Cost of services revenue as a percentage of services revenue can fluctuate due to shifts in the services revenue mix between higher margin maintenance and support revenues and lower margin engineering and consulting services revenues. In addition, the cost of services revenue as a percentage of services revenue can fluctuate due to shifts in the proportion of fixed price versus time and material engineering and consulting contracts. The Company's cost of services revenue as a percentage of services revenue decreased from 57% in the second quarter of fiscal year 1998 to 42% in the second quarter of fiscal year 1999, and from 55% in the first six months of fiscal year 1998 to 40% in the first six months of fiscal year 1999. These percentage decreases were due mainly to a decrease in lower margin fixed price contracts. In particular, as discussed above, during the second quarter of fiscal year 1998, the Company was required to procure a significant amount of materials with no associated gross margin, under the terms of a large engineering services contract. Excluding this anomaly, cost of services revenue as a percentage of services revenue was 50% for the second quarter and the first six months of fiscal year 1998.

Marketing and sales expenses were $11.3 million and $10.9 million in the second quarters of fiscal years 1999 and 1998, respectively, representing 35% and 34% of total revenue, respectively, and $23.4 million and $20.3 million in the first six months of fiscal years 1999 and 1998, respectively, representing 37% and 36% of total revenue ,respectively. The dollar increases for all periods presented were primarily due to the Company's continued investment in its domestic and international sales and support infrastructure.

The Company believes that significant investment for product research and development is essential to product and technical leadership. Research and development expenses were $4.7 million in the second quarters of fiscal years 1999 and 1998, representing 14% and 15%, respectively, of total revenue, and $10.1 million and $9.5 million in the first six months of fiscal years 1999 and 1998, respectively, representing 16% and 17% of total revenue, respectively.

General and administrative expenses were $4.4 million and $3.1 million in the second quarters of fiscal years 1999 and 1998, respectively, representing 14% and 9% of total revenue, respectively, and $7.8 million and $5.6 million in the first six months of fiscal years 1999 and 1998, respectively, representing 12% and 10% of total revenue, respectively. The dollar increases for all periods presented were primarily the result of CEO termination and recruitment costs, higher legal costs and other outside service costs.

Interest and other income was $1.3 million in the second quarter of fiscal 1999 compared to $1.0 million in the second quarter of fiscal year 1998. The increase is primarily due to higher interest earned from increased holdings of cash and marketable securities in fiscal year 1999. Interest and other income was $2.2 million in the first six months of fiscal year 1999 compared to $1.8 million in the first six months of fiscal year 1998.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting Derivative Instruments and Hedging Activities", which supercedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted. The impact of the adoption of this statement, if any, on the Financial Statements of the Company has not yet been determined.
                                      -12-

"Year 2000" Issues
The Company believes that all its most current releases of its products will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity, and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). However, there can be no assurance that all of the Company's customers will implement the Year 2000 compliant release of the Company's products in a timely manner, which could lead to failure of customer systems and product liability claims against the Company. Even if the Company's products are Year 2000 compliant, the Company may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, financial condition and results of operations. Such failure could also affect the perceived performance of the Company's products, which could have a negative effect on the Company's competitive position.

The Company is reviewing its major internal corporate systems for Year 2000 Compliance and intends to take appropriate action based on the results of such review. The Company's plan for the Year 2000 calls for compliance verification of external vendors supplying software and information systems to the Company and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, the Company is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness. To date, the Company has not encountered any material Year 2000 issues concerning its computer systems. All costs associated with carrying out the Company's plan for the Year 2000 Compliance are being expensed as incurred. The total costs associated with preparation for the Year 2000 has not been, and is not expected to be, material to the Company's business, financial condition or results of operation. Nevertheless, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. There can be no assurance that any Year 2000 Compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Liquidity and Capital Resources
The Company funds its operations principally through cash flows from operations. As of August 31, 1998, the Company had $76.3 million of cash, cash equivalents and marketable securities. This represents an increase of $8.9 million from February 28, 1998. In April 1997, the Company announced that the Board of Directors had authorized a common stock repurchase program allowing the Company to repurchase up to 1,000,000 shares of common stock for cash, from time-to-time at market prices. No time limit was set for the completion of the program. In September 1998, the Board of Directors authorized a further 1,000,000 shares of common stock to be repurchased under this program. As of September 30, 1998 the Company had repurchased 825,000 shares of common stock for $7.2 million under this program.

Net cash provided by operating activities during the first six months of fiscal year 1999 totaled $9.9 million, as compared to $9.6 million in the first six months of fiscal year 1998. Net cash provided by operating activities increased, due to an increase in net income and changes in accounts receivable, off set by changes in accounts payable, accrued payroll and other accrued liabilities, and income taxes payable.

Net cash used in investing activities totaled $10.9 million in the first six months of fiscal year 1999 compared to $15.4 million in fiscal year 1998. Net cash used in investing activities was higher in the first six months of fiscal year 1998 due primarily to higher purchases of marketable securities.

Net cash provided by financing activities totaled $1.3 million in the first six months of fiscal years 1999 and 1998. Net cash provided by financing activities is the result of proceeds from the exercise of common stock options and purchases under the Employee Stock Purchase plan, offset by repurchases of the Company's common stock.

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

The Company historically has operated with an immaterial product backlog because its products are generally shipped as orders are received. As a result, product revenue in any quarter depends on the volume and timing of orders received in that quarter. In addition, the Company generally recognizes a substantial portion of its total revenue from sales orders received and shipped in the last two weeks of the quarter. As such, the magnitude of quarterly fluctuations may not become evident until very late in, or after the end of, a particular quarter. In addition, an increasing amount of the Company's sales orders involve products and services which yield revenue over multiple quarters or upon completion of performance. Because the Company's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of the Company's costs are fixed in the short term and do not vary with revenue, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, can cause disproportionate variations in the Company's operating results from quarter to quarter.

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

Rapid Technological Change; Dependence on New Products

The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements and preferences. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company has experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry and are likely to be experienced by the Company in the future. The Company's future prospects depend upon the Company's ability to increase the functionality of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner or the failure of such new products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition.

The market for commercially available software tools and embedded operating systems is fragmented, highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. The Company's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain real-time operating systems have substantial programming resources and can develop specific products for their needs. Many of these companies have significant investments in their existing software and there can be no assurance that the Company will be able to persuade existing and potential customers to replace or augment their internally developed real-time operating systems with the Company's products. The Company's principal competitors for third-party embedded software and related tools are Wind River Systems, Inc., Microsoft Corporation and Sun Microsystems, Inc. The MATRIXx product family competes with products offered by Mathworks Incorporated and a number of other companies that provide design and analysis, modeling and simulation, and code generation products. The Company also competes with a number of other vendors that address one or more segments of the system design process, including vendors that have modified general purpose software engineering products for real-time and control design applications.

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

Acquisition-Related Risks

The Company completed a number of acquisitions in fiscal year 1996 and one in fiscal year 1997 and may complete additional acquisitions in the future. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, difficulties in managing diverse geographic sales and research and development operations, the diversion of management attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. From time to time, the Company evaluates potential acquisitions of businesses, products or technologies. The Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, and no material acquisition is currently being pursued actively. In the event that such an acquisition were to occur, however, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected.
                                      -15-

Risks Associated with International Operations

In fiscal years 1996, 1997 and 1998, the Company derived approximately 34%, 38%, and 41%, respectively, of its total revenue from sales outside of North America. In the second quarter and first six months of fiscal year 1999 the Company generated 42% and 43%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to a number of special risks, including foreign government regulation, reduced protection of intellectual property rights, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, possible recessionary environments in economies outside the United States and other factors beyond the control of the Company. The Company generally denominates sales to and by foreign subsidiaries in local currency, and an increase in the relative value of the dollar against such currencies, as has recently occurred, would reduce the Company's revenue in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In particular, revenue from sales in Japan during fiscal years 1997, 1998 and in the first six months of fiscal year 1999 was adversely affected by the weakness of the yen against the dollar. Continued weakness of the yen may affect revenue from Japan during fiscal year 1999. The Company has little experience in hedging its foreign currency sales, but has done so on a limited basis. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. In recent months, the currencies of many countries in the Asia Pacific region have lost significant value against the dollar, notably the currencies of Korea and Taiwan. As a result, the Company's sales in these countries could be adversely affected. The Company relies on distributors and representatives for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors and representatives generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors and representatives are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors and representatives will continue to purchase the Company's products or provide them with adequate levels of support.

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

Dependence on Key Personnel; Need for Additional Personnel

The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, sales, marketing and operations personnel. The Company does not have employment agreements with any of its key personnel and does not maintain any key person life insurance policies. In addition, the Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel is intense in Santa Clara County, California, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, the Company is currently searching for a new President and Chief Executive Officer, and has appointed an interim CEO from within the Company during this transition. The failure of the Company to attract, assimilate and retain the necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Licenses from Third Parties

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Foreign Currency Risk.

The Company enters into foreign currency forward exchange contracts to reduce the impact of currency exchange rate fluctuations on monetary assets and liability positions. The objective of these contracts is to minimize the impact of exchange rate fluctuations on the Company's operating results. Gains and losses associated with exchange rate fluctuations on foreign currency forward exchange contracts are recorded in income as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the foreign currency forward exchange contracts are also recorded in income. All foreign currency forward exchange contracts entered into by the Company have maturities of less than one year. At August 31, 1998, the Company had approximately $2.5 million of foreign currency forward exchange contracts outstanding, $2.2 million in Japanese yen and $0.3 million in Swedish Krona. There were no foreign currency forward exchange contracts at February 28, 1998. Unrealized gains on foreign currency forward exchange contracts at August 31, 1998 were approximately $19,000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to this item is incorporated by reference to Note 6 of Notes to Condensed Consolidated Financial Statements included herein on Page 8 of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held July 15, 1998, the following matters were submitted to a vote of the security holders:

         (1)   To elect the following to serve as directors of the Company:

                      Name                        For               Withheld

                  John C. Bolger               19,960,987             27,577
                  Michael A. Brochu            19,961,489             27,075
                  Narendra K. Gupta            19,951,172             37,392
                  Vinita Gupta                 19,715,498            273,066
                  Thomas Kailath               19,724,489            264,075
                  Richard C. Murphy            19,725,262            263,302
                  David P. St. Charles         19,581,017            407,547

         (2)   To approve the adoption of the  Company's  1998 Equity  Incentive
               Plan:

                  Votes for                 9,674,261
                  Votes against             4,867,189
                  Votes abstaining             93,864

         (3) To approve an amendment to the 1994 Directors Stock Option Plan to eliminate the provision which limits the maximum number of shares that may be issued to any one director to 40,000 shares:

                  Votes for                13,315,176
                  Votes against             1,225,171
                  Votes abstaining             94,967

         (4) To ratify the selection of PricewaterhouseCoopers L.L.P. as independent accountants for the Company for the fiscal year ending February 28, 1999:

                  Votes for                19,959,564
                  Votes against                13,400
                  Votes abstaining             15,510


Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits.

              The following exhibits are filed as part of the Report:

              Exhibit
              Number       Title

               10.14       Registrant's 1998 Equity Incentive Plan
                           (Incorporated by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, File No. 333-64673)

               27.01       Financial Data Schedule


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by Registrant during the three months ended August 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   October 9, 1998                    INTEGRATED SYSTEMS, INC.
                                            (Registrant)



                                            /S/ JOSEPH ADDIEGO
                                            ------------------------------------
                                            JOSEPH ADDIEGO
                                            Interim Chief Executive Officer





                                            /S/WILLIAM C. SMITH
                                            ------------------------------------
                                            WILLIAM C. SMITH
                                            Vice President, Finance and
                                            Chief Financial Officer