Form 10-Q
period 1998-11-30
INTEGRATED SYSTEMS INC
filed 1999-01-14
CIK 775163

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 1998

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _________

                         Commission file number 0-18268

                             -----------------------

                             INTEGRATED SYSTEMS, INC.
                (Exact name of Registrant as specified in its charter)

                    CALIFORNIA                            94-2658153
             (State or other jurisdiction              (I.R.S. employer
           of incorporation or organization)          identification no.)

                             -----------------------

                             201 MOFFETT PARK DRIVE
                               SUNNYVALE, CA 94089
                                  (408) 542-1500
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)

                             -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of Registrant's Common Stock on December 31, 1998 was 22,647,952 shares.

                             INTEGRATED SYSTEMS, INC.

                                     FORM 10-Q

                        QUARTER ENDED NOVEMBER 30, 1998

                                       INDEX


                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements                                                 3

               Condensed Consolidated Balance Sheets as of November 30, 1998
               and February 28, 1998                                                4

               Condensed Consolidated Statements of Income for the Three and
               Nine Months Ended November 30, 1998 and 1997                         5

               Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended November 30, 1998 and 1997                              6

               Notes to Condensed Consolidated Financial Statements                 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results                                                         10

Item 3.        Quantitative and Qualitative Disclosures about Market Risks         18

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                   19

Item 5.        Other Information                                                   19

Item 6.        Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                         20


          This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding the Company's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended February 28, 1998 and other documents filed by the Company with the Securities and Exchange Commission.

                        PART 1 - FINANCIAL INFORMATION

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

The accompanying condensed consolidated interim financial statements have been prepared in all material respects in comformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the financial position, results of operations, and cash flows for the periods indicated. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                            INTEGRATED SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                       NOVEMBER 30,   FEBRUARY 28,
                                                          1998           1998
                                                      ------------    ------------
                                                      (unaudited)


                          ASSETS

Current assets:
   Cash and cash equivalents                           $ 16,700    $ 14,454
   Marketable securities                                  9,904       6,670
   Accounts receivable, net                              25,714      29,455
   Deferred income taxes                                    840       1,603
   Prepaid expenses and other                             4,656       4,548
                                                         -------     -------

     Total current assets                                57,814      56,730

Marketable securities                                    49,299      46,322
Property and equipment, net                              18,588      18,428
Intangible assets, net                                    2,970       2,867
Deferred income taxes                                     4,763       2,363
Other assets                                              1,106       1,410
                                                         -------     -------
      Total assets                                     $134,540    $128,120
                                                       --------    --------
                                                       --------    --------

                         LIABILITIES

Current liabilities:
   Accounts payable                                     $  4,260    $  5,073
   Accrued payroll and related expenses                    5,038       4,321
   Other accrued liabilities                               6,529       5,372
   Income taxes payable                                    3,018       2,747
   Deferred revenue                                       16,533      16,181
                                                         -------     -------
      Total current liabilities                           35,398      33,694

                     SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares
 authorized: 22,623 and 23,339 shares
 issued and outstanding at November 30, 1998
 and February 28, 1998; respectively                      58,016      63,647
Accumulated other comprehensive income (loss), net          (513)     (1,290)
Retained earnings                                         41,639      32,069
                                                         -------     -------
      Total shareholders' equity                          99,142      94,426
                                                         -------     -------
      Total liabilities and shareholders' equity        $134,540    $128,120
                                                        --------    --------
                                                        --------    --------


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                            NOVEMBER 30,          NOVEMBER 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Revenue:
  Product                                                               $  20,604  $  17,637  $  55,488  $  46,897
  Services                                                                 14,358     12,265     42,961     39,763
                                                                        ---------  ---------  ---------  ---------
    Total revenue                                                          34,962     29,902     98,449     86,660
                                                                        ---------  ---------  ---------  ---------
Costs and expenses:
  Cost of product revenue                                                   5,034      3,208     12,167      9,458
  Cost of services revenue                                                  5,723      6,590     17,201     21,711
  Marketing and sales                                                      12,142     11,313     35,505     31,594
  Research and development                                                  4,399      4,672     14,498     14,221
  General and administrative                                                4,354      2,767     12,109      8,346
                                                                        ---------  ---------  ---------  ---------
    Total costs and expenses                                               31,652     28,550     91,480     85,330
                                                                        ---------  ---------  ---------  ---------
      Income from operations                                                3,310      1,352      6,969      1,330

Interest and other income                                                   1,354      1,090      3,575      2,864
                                                                        ---------  ---------  ---------  ---------
      Income before income taxes                                            4,664      2,442     10,544      4,194

Provision for income taxes                                                  1,492        830        974      1,426
                                                                        ---------  ---------  ---------  ---------
      Net income                                                        $   3,172  $   1,612  $   9,570  $   2,768
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Earnings per share--basic                                               $    0.14  $    0.07  $    0.41  $    0.12
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Earnings per share--diluted                                             $    0.14  $    0.07  $    0.40  $    0.12
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Shares used in per share calculations--basic                               22,969     23,291     23,299     23,198
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Shares used in per share calculations--diluted                             23,241     24,349     23,984     24,057
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                              NINE MONTHS ENDED
                                                                                                 NOVEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income                                                                                $    9,570  $    2,768
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                4,309       4,255
    Provision for (release of) doubtful accounts receivable                                        (25)      1,619
    Deferred income taxes                                                                       (1,924)       (354)
    Changes in assets and liabilities:
      Accounts receivable                                                                        3,760         444
      Prepaid expenses and other                                                                  (108)       (756)
      Accounts payable, accrued payroll and other accrued liabilities                            1,061       1,730
      Income taxes payable                                                                         271        (458)
      Deferred revenue                                                                             372       1,213
      Other assets and liabilities                                                                 241          (3)
                                                                                            ----------  ----------
    Net cash provided by operating activities                                                   17,527      10,458
                                                                                            ----------  ----------
Cash flows from investing activities:
  Purchases of marketable securities, net                                                       (5,493)    (21,647)
  Additions to property and equipment                                                           (3,104)     (3,816)
  Capitalized software development costs                                                        (1,405)       (825)
                                                                                            ----------  ----------
    Net cash used in investing activities                                                      (10,002)    (26,288)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Repurchase of common stock                                                                    (8,739)       (187)
  Proceeds from exercise of common stock options and purchases under the Employee Stock
    Purchase Plan                                                                                3,108       2,679
  Tax benefit from disqualifying dispositions of common stock                                    --            918
                                                                                            ----------  ----------
    Net cash (used in) provided by financing activities                                         (5,631)      3,410
                                                                                            ----------  ----------
Effect of exchange rate fluctuations on cash and cash equivalents                                  352        (220)
Net increase (decrease) in cash and cash equivalents                                             2,246     (12,640)
Cash and cash equivalents at beginning of period                                                14,454      25,585
                                                                                            ----------  ----------
Cash and cash equivalents at end of period                                                  $   16,700  $   12,945
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                                              $    2,340  $    1,353

Supplemental schedule of noncash investing and financing activities:
  Unrealized gain (loss) on marketable securities                                           $      718  $      (97)

  The accompanying notes are an integral part of these condensed consolidated financial statements

                           INTEGRATED SYSTEMS, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information for the three and nine months ended
                  November 30, 1998 and 1997 is unaudited)


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

The following table sets forth the calculations of earnings per share:



                                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                       NOVEMBER 30,                NOVEMBER 30,
                                                                                   -------------------          -----------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                               1998        1997              1998     1997
                                                                                   -------     -------          -------   ------
Basic:
  Net income                                                                       $ 3,172     $ 1,612          $ 9,570   $ 2,768
                                                                                   -------     -------          -------   -------
                                                                                   -------     -------          -------   -------
  Number of shares:
    Weighted average number of common shares outstanding                            22,969      23,291           23,299    23,198
                                                                                   -------     -------          -------   -------
                                                                                   -------     -------          -------   -------
Earnings per share - basic                                                         $  0.14     $  0.07          $  0.41   $  0.12
                                                                                   -------     -------          -------   -------
                                                                                   -------     -------          -------   -------

Diluted:
  Net income                                                                       $ 3,172     $ 1,612          $ 9,570   $ 2,768
                                                                                   -------     -------          -------   -------
                                                                                   -------     -------          -------   -------
  Number of shares:
    Weighted average number of common shares outstanding                            22,969      23,291           23,399    23,198
    Dilutive effect of stock options, net                                              272       1,058              685       859
                                                                                   -------     -------          -------   -------
    Weighted average number of common and common equivalent shares outstanding      23,241      24,349           23,964    24,957
                                                                                   -------     -------          -------   -------
                                                                                   -------     -------          -------   -------
Earnings per share - diluted                                                       $  0.14     $  0.07          $  0.40   $  0.12
                                                                                   -------     -------          -------   -------
                                                                                   -------     -------          -------   -------

Certain options to purchase common stock were not included in the above calculations as their exercise prices were greater than the average market price of common stock in each respective period and their inclusion would be antidilutive. The number of such options excluded was approximately 2.2 million and 0.2 million in the three months ended November 30, 1998 and 1997, respectively, and 0.9 million and 0.4 million in the nine months ended November 30, 1998, and 1997, respectively.

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

Comprehensive income for the three and nine months ended November 30, 1998 and 1997 is as follows:

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      NOVEMBER 30,           NOVEMBER 30,
                                                    -----------------     ------------------
(in thousands)                                       1998       1997       1998        1997
                                                    ------     ------     -------     ------
Net income                                          $3,172     $1,612     $ 9,570     $2,768
Other comprehensive income, net of tax:
  Foreign currency translation adjustments             364         28         346       (325)
  Unrealized gain (loss) on marketable securities      135       (183)        431        (64)
                                                    ------     ------     -------     ------
Other comprehensive income (loss)                      499       (155)        777       (389)
                                                    ------     ------     -------     ------
Total comprehensive income                          $3,671     $1,457     $10,347     $2,379
                                                    ------     ------     -------     ------
                                                    ------     ------     -------     ------


The accumulated balances of other comprehensive income as of November 30, 1998 and 1997 are as follows:

                                NOVEMBER 30, 1998                       NOVEMBER 30, 1997
                      ------------------------------------    ------------------------------------
                       FOREIGN                                 FOREIGN
                       CURRENCY     UNREALIZED                 CURRENCY     UNREALIZED
                      TRANSLATION     GAINS/       TOTAL      TRANSLATION     GAINS/       TOTAL
                      ADJUSTMENTS    (LOSSES)      OTHER      ADJUSTMENTS    (LOSSES)      OTHER
                      -----------   ----------    --------    -----------   ----------    --------
Beginning balance       $(1,438)         $148     $(1,290)      $(1,130)         $148     $  (982)
Current-period change       346           431         777          (325)          (64)       (389)
                      -----------   ----------    --------    -----------   ----------    --------
Ending balance          $(1,092)         $579     $  (513)      $(1,455)         $ 84     $(1,371)
                      -----------   ----------    --------    -----------   ----------    --------
                      -----------   ----------    --------    -----------   ----------    --------

4. DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward exchange contracts to reduce the impact of currency exchange rate fluctuations on monetary assets and liability positions. The objective of these contracts is to minimize the impact of exchange rate fluctuations on the Company's operating results. Gains and losses associated with exchange rate fluctuations on foreign currency forward exchange contracts are recorded in income as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the foreign currency forward exchange contracts are also recorded in income. All foreign currency forward exchange contracts entered into by the Company have maturities of less than one year. At November 30, 1998, the Company had approximately $2.3 million of foreign currency forward exchange contracts outstanding, all in Japanese yen. There were no foreign currency forward exchange contracts at February 28, 1998. Unrealized losses on foreign currency forward exchange contracts at November 30, 1998 were approximately $210,000.

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

6. CONTINGENCIES

In October 1997, Greenhills Software, Inc. ("Greenhills"), a supplier, filed a demand for arbitration against the Company, alleging among other things, breach of contract, fraud, negligent misrepresentation and misappropriation of trade name. In December 1997, the Company responded to the arbitration demand, and filed a counter-claim against Greenhills. The Company believes it has meritorious defenses to all claims against the Company and intends to defend the claims vigorously. The arbitration hearings were completed in early January, 1999, and a decision is pending. No accrual has been made in the accompanying consolidated financial statements related to this dispute, as the ultimate outcome is presently not determinable. The dispute, however, is subject to inherent uncertainties and thus, there can be no assurance that it will be resolved favorably to the Company or that it will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's fiscal year ending February 28, 2000.

Also in April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. This statement will be effective for the Company's fiscal year ending February 28, 2000. The Company has not yet determined the impact, if any, of adopting SOP 98-5.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods presented the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change in each line item from the prior year period.


                                                   Percentage of                 Period-to-Period
                                                   Total Revenue                Percentage Change
                                                 ------------------           ---------------------
                                                 Three Months Ended             Three Months Ended
                                                    November 30,                   November 30,
                                                 1998          1997           1998 compared to 1997
                                                 ----          ----           ---------------------
Revenue:
  Product                                          59%           59%                    17%
  Services                                         41            41                     17
                                                 ----          ----
     Total revenue                                100           100                     17
                                                 ----          ----
Costs and expenses:
  Cost of product revenue                          14            11                     57
  Cost of services revenue                         17            22                    (13)
  Marketing and sales                              35            38                      7
  Research and development                         13            15                     (6)
  General and administrative                       12             9                     57
                                                 ----          ----
     Total costs and expenses                      91            95                     11
                                                 ----          ----

       Income from operations                       9             5                    145

Interest and other income                           4             3                     24
                                                 ----          ----
       Income before income taxes                  13             8                     91
Provision for income taxes                          4             3                     80
                                                 ----          ----
       Net income                                   9%            5%                    97%
                                                 ====          ====



                                                    Percentage of                Period-to-Period
                                                    Total Revenue               Percentage Change
                                                  -----------------           ---------------------
                                                  Nine Months Ended             Nine Months Ended
                                                     November 30,                   November 30,
                                                  1998         1997           1998 compared to 1997
                                                  ----         ----           ---------------------
Revenue:
  Product                                           56%          54%                    18%
  Services                                          44           46                      8
                                                  ----         ----
     Total revenue                                 100          100                     14
                                                  ----         ----
Costs and expenses:
  Cost of product revenue                           12           11                     29
  Cost of services revenue                          17           25                    (21)
  Marketing and sales                               36           36                     12
  Research and development                          15           16                      2
  General and administrative                        13           10                     45
                                                  ----         ----
     Total costs and expenses                       93           98                      7
                                                  ----         ----

       Income from operations                        7            2                    424

Interest and other income                            4            3                     25
                                                  ----         ----
       Income before income taxes                   11            5                    151
Provision for income taxes                           1            2                    (32)
                                                  ----         ----
       Net income                                   10%           3%                   246%
                                                  ====         ====


REVENUES

Revenue consists of fees from the licensing and sale of software products and providing related maintenance and support, customer training and engineering and consulting services. Total revenue increased 17% from $29.9 million in the third quarter of fiscal year 1998 to $35.0 million in the third quarter of fiscal year 1999, and increased 14% from $86.7 million in the first nine months of fiscal year 1998 to $98.4 million in the first nine months of fiscal year 1999. Product revenue increased 17% from $17.6 million in the third quarter of fiscal year 1998 to $20.6 million in the third quarter of fiscal year 1999, and by 18% from $46.9 million in the first nine months of fiscal year 1998 to $55.5 million in the first nine months of fiscal year 1999. The increases is product revenue were primarily due to increases in the number of licenses of the Company's pRISM+-Trade Mark- product, and from increased licensing of the Company's Diab Data complies and SNIFF+-Trade Mark- products.

Services revenue increased 17% from $12.3 million in the third quarter of fiscal year 1998 to $14.4 million in the third quarter of fiscal year 1999, and increased by 8% from $39.8 million in the first nine months of fiscal year 1998 to $43.0 million in the first nine months of fiscal year 1999. The increases are due primarily to continued growth of the installed customer base, the renewal of maintenance and support contracts, and growth in consulting and engineering services.

Price increases were not a material factor in the Company's revenue growth in the periods presented.

The percentage of the Company's total revenue from customers located internationally was 44% in both the third quarters of fiscal years 1999 and 1998, and 43% and 59% in the first nine months of fiscal years 1999 and 1998, respectively.

In Europe and Japan, revenues and expenses are primarily denominated in local currencies. In the third quarter of fiscal year 1999 the U.S. dollar was weaker against many foreign currencies as compared to the third quarter of fiscal year 1998. This resulted in relatively higher revenues and expenses when translated into U.S. dollars for the third quarter of fiscal year 1999, compared to the comparative period of fiscal year 1998. However, the U.S. dollar was stronger against many foreign currencies the first nine months of fiscal year 1999 compared to the first nine months of fiscal year 1998, resulting in relatively lower revenues and expenses in the first nine months of fiscal year 1999 versus in the same period fiscal year 1998. The Company's operating and pricing strategic take into account changes in exchange rates over time, however, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

COSTS AND EXPENSES

Cost of product revenue includes third-party royalties, cost of product packaging and documentation, amortization of capitalized software development costs, and the costs related to equipment hardware. The Company's cost of product revenue as a percentage of product revenue was 24% and 18% in the third quarters of fiscal years 1999 and 1998, respectively, and 22% and 20% in the first nine months of fiscal years 1999 and 1998, respectively. These percentage increases are due primarily to the inclusion of low margin product revenue from product sales of the Integrated Systems Design Center.

Costs of services revenue includes personnel and related direct costs associated with providing training, maintenance, engineering and consulting services to customers and the infrastructure to manage a services organization. Cost of services revenue as a percentage of services revenue can fluctuate due to shifts in the services revenue mix between higher margin maintenance and support revenues and lower margin engineering and consulting services revenues, and due to shifts in the proportion of fixed price versus time and material engineering and consulting contracts. The Company's cost of services revenue as a percentage of services revenue was 40% and 54% in the third quarters of fiscal years 1999 and 1998, respectively, and 40% and 55% in the first nine months of fiscal years 1999 and 1998, respectively. These percentage decreases were due mainly to an increase to higher margin maintenance revenue, combined with a decrease in lower margin fixed price contracts.

Marketing and sales expenses were $12.1 million and $11.3 million in the third quarters of fiscal years 1999 and 1998, respectively, representing 35% and 38% of total revenue, respectively, and $35.5 million and $31.6 million in the first nine months of fiscal years 1999 and 1998, respectively, representing 36% of total revenue in both periods. The dollar increases for all periods presented were primarily due to the Company's continued investment in its domestic and international sales and support infrastructure.

The Company believes that significant investment for product research and development is essential to product and technical leadership. Research and development expenses were $4.4 million and $4.7 million in the third quarters of fiscal years 1999 and 1998, respectively, representing 13% and 15%, respectively, of total revenue, and $14.5 million and $14.2 million in the first nine months of fiscal years 1999 and 1998, respectively, representing 15% and 16% of total revenue, respectively. This dollar decrease in the third quarter of fiscal year 1999 was primarily due to an increase in capitalized software development costs associated with certain product development.

General and administrative expenses were $4.4 million and $2.8 million in the third quarters of fiscal years 1999 and 1998, respectively, representing 12% and 9% of total revenue, respectively, and $12.1 million and $8.3 million in the first nine months of fiscal years 1999 and 1998, respectively, representing 13% and 10% of total revenue, respectively. The dollar increase in the third quarter of fiscal year 1999 was primarily the result of legal costs incurred in association with an arbitration. The dollar increase in the first nine months of fiscal year 1999 was primarily due to CEO termination and recruitment costs, higher legal costs and other outside service costs.

Interest and other income was $1.4 million in the third quarter of fiscal 1999 compared to $1.1 million in the third quarter of fiscal year 1998. Interest and other income was $3.6 million in the first nine months of fiscal year 1999 compared to $2.9 million in the first nine months of fiscal year 1998. These increases are primarily due to higher interest income from increased holdings of cash and marketable securities in fiscal year 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"). "Disclosure About
Segments of an Enterprise and Related Information," which specifies disclosure requirements for segment reporting. The statement supersedes SFAS
14 and SFAS 18, is effective for fiscal years beginning after December 15, 1997, and requires earlier periods to be resinfed if practicable. The impact of the adoption of this statement, if any, on the financial statements of the Company has not yet been determined.

In April 1998, the American Institute of Certified Public Accountants, ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's fiscal year ending February 28, 2000.

Also in April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. This statement will be effective for the Company's fiscal year ending February 28, 2000. The Company has not yet determined the impact, if any, of adopting SOP 98-5.

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

"YEAR 2000" ISSUES

The Company believes that all of its most current product releases will not cease to perform nor generate incorrect on ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity, and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). However, there can be no assurance that all of the Company's customers will implement the Year 2000 compliant release of the Company's products in a timely manner, which could lead to failure of customer systems and product liability claims against the Company. Even if the Company's products are Year 2000 compliant, the Company may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, financial condition and results of operations. Such failure could also affect the perceived performance of the Company's products, which could have a negative effect on the Company's competitive position.

The Company is reviewing its operations for Year 2000 Compliance and has identified three categories of risks; internal business software, internal non-financial software and embedded chip technology, and external noncompliance by customers and suppliers. With respect to internal business software, the Company expects to be in full compliance before the year 2000. Accordingly, the Company has not developed formal contingency plans. The Company feels there is minimal risk that the systems will not be compliant before Year 2000. All costs associated with carrying out the Company's plan for the Year 2000 Compliance are being expensed as incurred.

With respect to internal non-financial software and embedded chip technology, the Company is currently gathering data to assess the impact of the Year 2000 on its non-financial systems such as security equipment, telephones, etc., with Year 2000 Compliance scheduled for mid-1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 Compliance for its non-financial systems. If the Company is unable to achieve Year 2000 Compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of the Company. Since the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and embedded chip technology.

With respect to external noncompliance by customers and suppliers, the Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issuers. It is expected that full identification will be completed by mid-1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have formal information concerning the Year 2000 Compliance status of all its customers and suppliers. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 Compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

The total costs associated with preparation for the Year 2000 are currently being assessed but have not been, and are not expected to be material to the Company's business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations principally through cash flows from operations. As of November 30, 1998, the Company had $75.9 million of cash, cash equivalents and marketable securities. This represents an increase of $8.5 million from February 28, 1998. In April 1997, the Company announced that the Board of Directors had authorized a common stock repurchase program allowing the Company to repurchase up to 1,000,000 shares of common stock for cash, from time-to-time at market prices. No time limit was set for the completion of the program. In September 1998, the Board of Directors authorized an additional 1,000,000 shares of common stock to be repurchased under this program. As of November 30, 1998 the Company had repurchased 1,206,000 shares of common stock for $10.4 million under this program.

Net cash provided by operating activities during the first nine months of fiscal year 1999 totaled $17.5 million, as compared to $10.5 million in the first nine months of fiscal year 1998. Net cash provided by operating activities increased, due primarily to an increase in net income.

Net cash used in investing activities totaled $10.0 million in the first nine months of fiscal year 1999 compared to $26.3 million in fiscal year 1998. Net cash used in investing activities was higher in the first nine months of fiscal year 1998 due primarily to higher purchases of marketable securities.

Net cash used in financing activities totaled $5.6 million in the first nine months of fiscal years 1999 compared to net cash provided of $3.4 million in the first nine months of fiscal year 1998. This change was primarily the result of the Company's repurchases of common stock under the stock repurchase program discussed above.

The Company believes that cash flows from operations, together with existing cash balances, will be adequate to meet the Company's cash requirements for working capital, stock repurchase and capital expenditures for the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Fluctuations in Quarterly Results
---------------------------------

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

The Company historically has operated with no immaterial product backlog because its products are generally shipped as orders are received. As a result, product revenue in any quarter depends on the volume and timing of orders received in that quarter. In addition, the Company generally recognizes a substantial portion of its total revenue from sales orders received and shipped in the last two weeks of the quarter. As such, the magnitude of quarterly fluctuations may not become evident until very late in, or after the end of, a particular quarter. In addition, an increasing amount of the Company's sales orders involve products and services which yield revenue over multiple quarters or upon completion of performance. Because the Company's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of the Company's costs are fixed in the short term and do not vary with revenue, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, can cause disproportionate variations in the Company's operating results from quarter to quarter.

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

Rapid Technological Change Dependence on New Products
-----------------------------------------------------

The market for embedded applications is fragmented and is characterized by ongoing technological developments evolving industry standards and rapid changes in customer requirements. The Company's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements and preferences. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company has experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry and are likely to be experienced by the Company in the future. The Company's future prospects depend upon the Company's ability to increase the functionality and ease-of-use of existing products in a timely manner and to develop new products that address new technologies and achieve market acceptance. New products and enhancements must keep pace with competitive offerings, adapt to evolving industry standards and provide additional functionality. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner or the failure of such new products or product enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with New or Emerging Markets
---------------------------------------------

From time to time, the Company embarks on product development for new or emerging markets. Currently, the Company is continuing to expend substantial time and financial resources to develop product lines for applications that use Internet technology with embedded microprocessors. The Company has introduced both, embedded operating software and development tools for Internet application. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. If the Internet market, or any other new market targeted by the Company in the future, fails to develop or develops more slowly than anticipated or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition, and results of operations would be materially adversely affected.

Competition
-----------

The market for commercially available software tools and embedded operating systems is fragmented, highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. The Company's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain real-time operating systems have substantial programming resources and can develop specific products for their needs. Many of these companies have significant investments in their existing software and there can be no assurance that the Company will be able to persuade existing and potential customers to replace or augment their internally developed real-time operating systems with the Company's products. The Company's principal competitors for third party embedded software and related tools are Wind River Systems, Inc., Microsoft Corporation and Sum Microsystems, Inc. The MATRIXX product family competes with products offered by Mathworks Incorporated and a number of other companies that provide design and analysis, modeling and simulation and code generation products. The Company also competes with a number of other vendors that address one or more segments of the system design process, including vendors that have modified general purpose software engineering products for real-time and control design applications.

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

Acquisition-Related Risks
-------------------------

The Company completed a number of acquisitions in fiscal year 1996 and one in fiscal year 1997 and may complete additional acquisitions in the future. The process of integrating an acquired company's business into the Company's operations may result in unforseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, difficulties in managing diverse geographic sales and research and development operations, the diversion of management attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. From time to time, the Company evaluates potential acquisitions of businesses, products or technologies. The Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, and no material acquisition is currently being pursued actively. In the event that such an acquisition were to occur, however, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected.

Risks Associated with International Operations
----------------------------------------------

In fiscal years 1996, 1997 and 1998, the Company derived approximately 34%, 38%, and 41%, respectively, of its total revenue from sales outside of North America. In the third quarter and first nine months of fiscal year 1999 the Company generated 44% and 43%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to a number of special risks, including foreign government.

regulation, reduced protection of intellectual property rights, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, possible recessionary environments in economies outside the United States and other factors beyond the control of the Company. The Company generally denominates sales to and by foreign subsidiaries in local currency, and no increase in the relative value of the dollar against such currencies, would reduce the Company's revenue in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In particular, revenue from sales in Japan during fiscal years 1997, 1998 and in the first nine months of fiscal year 1999 was adversely affected by the weakness of the yen against the dollar. The Company has little experience in hedging its foreign currency sales, but has done so on a limited basis. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. In recent years, the currencies of many countries in the Asia Pacific region have lost significant value against the dollar, notably the currencies of Korea and Taiwan. As a result, the Company's sales in these countries could be adversely affected. The Company relies on distributors and representatives for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors and representatives generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors and representatives are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors and representatives will continue to purchase the Company's products or provide them with adequate levels of support.

Risks of Product Defects; Product and Other Liability; Year 2000 Compliance
---------------------------------------------------------------------------

As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. the increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products are used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. The Company believes that all of its most current releases of its products are Year 2000 compliant. Year 2000 Compliance issues may arise with respect to any modifications made to the Company's products by a party other than the Company or from the combination or use of the Company's products with any other software programs or hardware devices not provided by the Company, and therefore may result in unforeseen Year 2000 Compliance problems for some of the Company's customers, which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's license and other agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability and other claims. It is likely, however, that the limitation of liability provisions contained in the Company's agreements are not effective in all circumstances and in all jurisdictions. The Company currently does not have insurance against product liability risks or errors or omissions coverage and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all. A product liability claim or claim for economic loss brought against the Company, or a product recall involving the Company's software, could have a material adverse effect on the Company's business, financial condition, and results of operations. Additionally, as with any company with a computing infrastructure and utilizing business-application software programs written over many years, the Company's internal operations may be subject to Year 2000 Compliance issues. The Company's operations are dependent on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss telecommunications failure, unauthorized intrusion, and other catastrophic events. The Company believes it has taken prudent measure to reduce the risk of interruption in its operations. However, there can be no assurance that these measures are sufficient. Any damage or failure that causes interruption in the Company's operations could have a material adverse effect on its business, financial condition, and results of operations.

Dependence on Key Personnel; Need for Additional Personnel
----------------------------------------------------------

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

Limited Protection of Proprietary Technology
--------------------------------------------

The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying and distribution and technical measures. Despite the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain counties. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark
Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue that relate to fundamental technologies incorporated into the Company's products.

As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on its technology may increasingly become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on terms acceptable to the Company, or at all, which could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse affect on the Company's business, financial condition and results of operations.

Dependence on Licenses from Third Parties
-----------------------------------------

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

Volatility of Stock Price
-------------------------

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

Financial Statements are Based on Estimates and Assumptions
-----------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Risk.
----------------------

The Company enters into foreign currency forward exchange contracts to reduce the impact of currency exchange rate fluctuations on monetary assets and liability positions. The objective of these contracts is to minimize the impact of exchange rate fluctuations on the Company's operating results. Gains and losses associated with exchange rate fluctuations on foreign currency forward exchange contracts are recorded in income as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the foreign currency forward exchange contracts are also recorded in income. All foreign currency forward exchange contracts entered into by the Company have maturities of less than one year. At November 30, 1998, the Company had approximately $2.3 million of foreign currency forward exchange contracts outstanding, all in Japanese yen. There were no foreign currency forward exchange contracts at February 28, 1998. Unrealized losses on foreign currency forward exchange contracts at November 30, 1998 were approximately $210,000.

                         PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 6 of Notes in Condensed Consolidated Financial Statements included on Page 8 of this Form 10-Q.

ITEM 5. OTHER INFORMATION

Effective December 14, 1998, Charles M. Boesenberg joined the Company as President and Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (A)  EXHIBITS.

         The following exhibit is filed as part of the Report:

         Exhibit
         Number      Title

         27.01       Financial Data Schedule

    (B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by Registrant during the three months ended November 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 1999                INTEGRATED SYSTEMS, INC.
                                       (Registrant)


                                       /S/ CHARLES M. BOESENBERG
                                       -------------------------------------
                                       CHARLES M. BOESENBERG
                                       President and Chief Executive Officer


                                       /S/ WILLIAM C. SMITH
                                       -------------------------------------
                                       WILLIAM C. SMITH
                                       Vice President, Finance and
                                       Chief Financial Officer