Form 10-Q/A
period 1998-11-30
INTEGRATED SYSTEMS INC
filed 1999-01-29
CIK 775163

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             -----------------------

                                    FORM 10-Q/A-1

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

                             INTEGRATED SYSTEMS, INC.

                                     FORM 10-Q

                        QUARTER ENDED NOVEMBER 30, 1998

                                       INDEX


                                                                                  PAGE
                                                                                  ----
PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements                                                 3

               Condensed Consolidated Balance Sheets as of November 30, 1998
               and February 28, 1998                                                4

               Condensed Consolidated Statements of Income for the Three and
               Nine Months Ended November 30, 1998 and 1997                         5

               Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended November 30, 1998 and 1997                              6

               Notes to Condensed Consolidated Financial Statements                 7

SIGNATURES                                                                         10

This Form 10Q/A-1 is filed to correct a typographical error on the Deferred Revenue line item of the November 30, 1998 Balance Sheet. The previously filed number was $16,533. The correct number is $16,553.


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

                            INTEGRATED SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                       NOVEMBER 30,   FEBRUARY 28,
                                                          1998           1998
                                                      ------------    ------------
                                                      (unaudited)


                          ASSETS

Current assets:
   Cash and cash equivalents                           $ 16,700    $ 14,454
   Marketable securities                                  9,904       6,670
   Accounts receivable, net                              25,714      29,455
   Deferred income taxes                                    840       1,603
   Prepaid expenses and other                             4,656       4,548
                                                         -------     -------

     Total current assets                                57,814      56,730

Marketable securities                                    49,299      46,322
Property and equipment, net                              18,588      18,428
Intangible assets, net                                    2,970       2,867
Deferred income taxes                                     4,763       2,363
Other assets                                              1,106       1,410
                                                         -------     -------
      Total assets                                     $134,540    $128,120
                                                       --------    --------
                                                       --------    --------

                         LIABILITIES

Current liabilities:
   Accounts payable                                     $  4,260    $  5,073
   Accrued payroll and related expenses                    5,038       4,321
   Other accrued liabilities                               6,529       5,372
   Income taxes payable                                    3,018       2,747
   Deferred revenue                                       16,553      16,181
                                                         -------     -------
      Total current liabilities                           35,398      33,694

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

Dated: January 29, 1999                INTEGRATED SYSTEMS, INC.
                                       (Registrant)


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