Form 10-K405
period 1999-02-28
INTEGRATED SYSTEMS INC
filed 1999-05-28
CIK 775163

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED FEBRUARY 28, 1999 OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of April 30, 1999, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $242,430,497. The aggregate market value was computed by reference to the closing price of the common stock on the Nasdaq National Market on April 30, 1999.

    As of April 30, 1999, there were 22,808,780 shares of Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held August 3, 1999 are incorporated by reference in Part III hereof.

================================================================================

                            INTEGRATED SYSTEMS, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I


                                                                                                  PAGE
                                                                                                  NO.
                                                                                                  ----
Item 1.     Business.........................................................................      1
Item 2.     Properties.......................................................................      9
Item 3.     Legal Proceedings................................................................      9
Item 4.     Submission of Matters to a Vote of Security Holders..............................      9
Item 4a.    Executive Officers of the Registrant.............................................      9

                                                 PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters........     12
Item 6.     Selected Financial Data..........................................................     12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations....................................................................     13
Item 7a.    Quantitative and Qualitative Disclosures About Market Risks .....................     24
Item 8.     Financial Statements and Supplementary Data......................................     24
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosures...................................................................     24

                                                PART III
Item 10.    Directors and Executive Officers of the Registrant...............................     25
Item 11.    Executive Compensation...........................................................     25
Item 12.    Security Ownership of Certain Beneficial Owners and Management...................     25
Item 13.    Certain Relationships and Related Transactions...................................     25

                                                 PART IV
Item 14.    Exhibits, Financial Statements, Schedule, and Reports on Form 8-K................     25
Signatures...................................................................................     51
Index to Exhibits............................................................................     52


                                     PART I

         This Report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange act of 1934, as amended (the "Exchange Act") regarding Integrated Systems, Inc. ("ISI") and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of these words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of ISI's products, trends in ISI's target markets, ISI's business and sales strategies, the development of new products, product enhancements or new technologies, matters relating to proprietary rights, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements.

    Although forward-looking statements in this Report reflects the good faith judgment of ISI's management, these statements can only be based on facts and factors currently known by ISI. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in the Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the Report. Readers are urged to review and consider carefully the various disclosures made by ISI in this Report, which attempts to advise interested parties of the risks and factors that may affect ISI's business, financial condition and results of operations.

ITEM 1. BUSINESS

OVERVIEW

    Integrated Systems, Inc. provides solutions for embedded software development consisting of real-time operating systems and software components for embedded microprocessors; tools for designing, developing and optimizing embedded applications; networking products for device connectivity and management; and engineering design services for accelerated co-sourced product development. ISI's products help users accelerate the design, development, debugging, implementation and maintenance of embedded software. ISI's products and services are intended to reduce the expense associated with embedded software and system development and enable customers to develop systems featuring greater functionality, enhanced performance, improved reliability and ease-of-use. ISI markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications, data communications, automotive, consumer electronics, office products and point-of-sale, and aerospace. Founded in 1980, ISI is headquartered in Sunnyvale, California, with a worldwide sales and service presence extending throughout Asia, Europe, and the Americas.

INDUSTRY BACKGROUND

    Embedded systems are found in telecommunications and data communications products such as routers, access devices, and switches; in automotive products such as engine controllers and anti-lock braking systems; in consumer electronics such as digital cameras and security systems; in office products such as printers, copiers and point-of-sale terminals; and in aerospace products such as aircraft and spacecraft control systems.

    Embedded systems applications are written to automatically perform highly specialized tasks in the products that contain them. Given the limited memory resources of specialized embedded microprocessors and microcontrollers, the embedded system software must be compact and efficient. Because it functions independently, the software must also be precise, reliable, and able to respond in real-time to external events.

    Today's embedded systems developers face increasingly complex requirements. The market is rapidly expanding, driven by the increasing demand of manufacturers for low-cost, high-performance devices that give their products enhanced functionality. In addition, advanced technology and time-to-market pressures are dictating shorter cycle times and faster development processes. Developers are also placing a heightened degree of importance on high quality development environments and operating systems, and in having access to strong technical support resources.

    As a result, many embedded systems developers are seeking to improve engineering productivity and decreasing time to market by standardizing on off-the-shelf third-party software, and are evaluating embedded software development environments with real-time operating system ("RTOS") technology. ISI believes that more organizations will choose to replace internally developed tools with commercial products and standardize on integrated enterprise-wide solutions that are reliable, intuitive, scalable for simple and complex application development, suited for small to large development teams, and available on the industry leading platforms and targets.

THE INTEGRATED SYSTEMS' SOLUTION

    ISI's technologies allow customers to develop systems with greater functionality, enhanced performance, and improved reliability and ease-of-use, while reducing the expense associated with embedded software and system development. ISI's products, services, and tools provide technology solutions that address every aspect of the product development cycle.

    The ISI solution is built upon pRISM+(TM), a software development environment optimized for each critical phase of embedded systems development, bringing up target hardware platforms, developing real-time application software, and implementing networking support for embedded devices. Tools within pRISM+ cover each aspect of embedded application development; including handling team development across mixed UNIX and PC platforms; SCM (Software Configuration Management) interfaces; source code comprehension tools for effective reuse of legacy code; highly optimized compilers and debuggers; and real-time systems analysis tools. pRISM+ speeds time-to-market by providing network development teams with a comprehensive set of out-of-the-box pSOSystem(R) integrated protocol products for the majority of embedded networking needs.

         pSOSystem is a modular, high-performance, real-time operating system designed specifically for embedded microprocessors. It provides a complete multi-tasking environment, and offers performance, reliability, and ease-of-use on both custom and commercial hardware. ISI's pOSEK(TM) operating system is a very small, scalable RTOS. Targeted for automotive applications, pOSEK complies with OSEK/VDX specifications and provides the automotive industry with an RTOS that meets its specific requirements while supporting popular automotive microcontrollers.

         ISI's engineering services group offers core competencies in areas such as embedded software design and implementation, drivers and board support package development, rapid system prototyping, Application Specific Integrated Circuit ("ASIC") design and development, sophisticated application programming, test and certification, production engineering, cost reduction, and customized hands-on training. These services have allowed ISI to offer its customers complete turnkey solutions.

         ISI's extensive resources and industry-specific expertise help customers in a wide range of industries that include:

o THE TELECOMMUNICATIONS MARKET: As demand for new services and interoperability within the telecommunications market continues to expand, many manufacturers are choosing ISI technology to create devices such as robust telecom switches and peripherals.

o THE DATA COMMUNICATIONS MARKET: In the highly competitive and fast-growing data communications market, the small footprint and compact code of ISI's embedded solutions, along with its industry-leading SNMP(TM) (Simple Network Management Protocol) products, help manufacturers build better high-performance, high throughput devices such as modems, routers, switches, hubs, head end equipment, and wireless communications equipment.

o THE AUTOMOTIVE MARKET: Customers in the automotive market use ISI technology to develop mission-critical applications such as anti-lock brakes and engine controls, and in-cockpit applications, including navigation and heads-up display features.

o THE CONSUMER ELECTRONICS MARKET: ISI technology is instrumental in the development of a wide range of next-generation consumer products, including information appliances, set-top boxes, high-definition television, digital video and cameras, and custom data terminals.

o THE OFFICE PRODUCTS & POINT-OF-SALE MARKETS: ISI technology aids the development of competitive and highly efficient office products such as printers, scanners, copiers, and automated mail equipment. Customers in the point-of-sale market use ISI technology in the development of lottery terminals and automated gas pumps.

o THE AEROSPACE MARKET: ISI technology supports the development of reliable, high performance applications for aircraft and spacecraft control systems, unmanned flight systems, flight simulators, and space station test equipment.

BUSINESS STRATEGY

    As a worldwide embedded systems technology leader with nearly two decades of broad industry experience, ISI provides best-of-breed technology for embedded systems development and engineering. Because sophisticated project requirements and time-to-market pressures demand that embedded development teams work smarter and faster than ever, ISI has furthered embedded application development by integrating enabling software technology with a comprehensive set of software components, tools, and services. Helping customers accelerate the design, development, debugging, implementation, and maintenance of embedded systems, ISI provides both the technology and the methodology to deliver a superior product to market. ISI's objective is to maintain a leadership position in each of its key markets, as well as to leverage its experience in embedded applications to enter new and emerging markets. To achieve this objective, ISI is pursuing the following business strategy:

    MAINTAIN TECHNOLOGY LEADERSHIP. ISI's extensive expertise in embedded software design and development tools and real-time operating systems has enabled it to be a technology leader in the embedded software development market. ISI seeks to capitalize on this existing technology base to accelerate the development of new products that leverage the features of its existing product line. ISI intends to maintain its technological leadership through rapid response to emerging opportunities and customer requirements by continuing to make significant investments in research and development and continuing to enhance the architecture of its software development environment and operating system software.

    OFFER COMPREHENSIVE SOLUTIONS. ISI's products and services offer a comprehensive solution to users of embedded microprocessors. This approach simplifies customers' purchasing decisions, eliminates the need for customers to integrate products from multiple sources, improves customer support, accelerates the integration of ISI's technology into customers' products and allows ISI's products to be used effectively by less-experienced engineers. ISI expects to continue to expand and refine its solution through internal development activities and strategic acquisitions.

    MAINTAIN MARKET FOCUS. ISI's products and services are suitable for a wide variety of applications and are sold to a broad range of customers across key markets comprising telecommunications, data communications, automotive, office products and point-of-sale, consumer electronics, and aerospace. ISI has developed a complete suite of products to address these markets, as well as to provide products that reduce the time and expense associated with system development. ISI seeks to participate in the rapid growth of low-cost, high-volume applications for embedded systems through run-time license arrangements with its customers based on the number of products sold that incorporate ISI's products.

    ADDRESS EMERGING MARKET OPPORTUNITIES. From time to time, ISI evaluates strategic opportunities and applies its technology to develop products for new markets more quickly. ISI believes its products and services are suitable for emerging markets because its products are scalable, reliable and rapidly re-configurable.

    PROVIDE PORTABILITY AND SUPPORT FOR INDUSTRY LEADING EMBEDDED
MICROPROCESSORS AND HOST PLATFORMS. ISI has expended significant resources to make its products available on a broad range of host platforms and 32-bit embedded microprocessors. This has allowed ISI to sell into a wide range of markets. Because large companies use a range of host platforms and microprocessors, it also makes it possible for large customers to standardize on ISI's solution.

PRODUCTS AND SERVICES

    By providing a comprehensive range of tools and utilities that include custom solutions for fast-growing consumer electronics and communications markets along with the industry's broadest set of target-based networking capabilities and features, ISI helps customers meet demanding production schedules while staying on budget. Workgroup-based distributed engineering enables development across multiple units, corporations, and even continents, while engineering productivity tools provide design, graphical simulation, automated code and document generation, and real-time hardware test capability for dynamic and control system designers. ISI solutions support the entire product lifecycle by: enhancing manufacturers' productivity; reducing time-to-market; lowering hardware device costs; and providing remote device management and field upgrade capabilities. ISI's wide range of solutions include:

OPERATING SYSTEMS FOR EMBEDDED MICROPROCESSORS: PSOSYSTEM, POSEK.

    With more than 38 million installations worldwide, ISI's pSOSystem is a widely adopted solution for embedded systems products. pSOSystem is a priority-based, interrupt-oriented multi-tasking kernel requiring as little as 16K of storage, operating on either tightly or loosely coupled microprocessors. With companion software components such as a remote procedure call library, a file system manager, and an ANSI C library, as well as third-party products from members of ISI's pRISM+ pARTNERS(TM) program, this feature-rich operating system gives developers a full palette of options, tools, and support that extends far beyond the kernel.

    ISI's pOSEK operating system is a customizable, standards-based, real-time operating system for the auto industry, providing increased functionality with a smaller capacity footprint than possible with proprietary real-time operating systems. pOSEK offers the automotive industry a compliant RTOS that meets the exacting requirements of the automotive industry and supports popular automotive microcontrollers.

TOOLS TO DESIGN, DEVELOP, AND ANALYZE EMBEDDED APPLICATIONS: PRISM+, SNIFF+(TM), DIAB DATA, BETTERSTATE(TM), MATRIXX(R)

    pRISM+ is a best-of-class integrated development environment (IDE) that provides embedded developers a comprehensive set of tools supporting the entire development process, from concept to completion. The pRISM+ environment is reliable, intuitive, scalable for simple and complex application development, suited for small to large development teams, and available on leading platforms and targets. pRISM+ includes source-level debuggers, optimized compilers, run-time analyzers, a source code comprehension tool, interfaces to configuration managers, and version control tools. Based on the Common Object Request Broker Architecture (CORBA) standard for maximum flexibility and expandability, pRISM+ also allows developers to plug any third-party tool seamlessly into the pSOSystem development environment. Providing critical functionality across all development platforms and target processors through common facilities, pRISM+ supports Microsoft(R) Windows(R) NT(TM), Windows 95 and UNIX Solaris and HP host platforms and the embedded industry leading Motorola 68xxx ("68K") and PowerPC, MIPS, ARM, Intel x86, and Mitsubishi M32R target processors. The pSOSystem operating system is also supported on Intel i960, Hitachi SH, ColdFire, Fujitsu Sparclite, NEC V8xx, and ST-20. ISI will continue to port new architectures to pRISM+ as powerful new microprocessors come to market.

    ISI's subsidiary, TakeFive Software GmbH, provides SNiFF+, an integrated object-oriented development environment for UNIX and Windows programmers working with C, C++, Java(TM), Fortran, CORBA, IDL, and other programming languages. Available as part of pRISM+ for pSOSystem, SNiFF+ provides advanced, object-oriented comprehensive source code analysis capabilities, such as symbol, hierarchy and class browsers, component analyzers and cross-referencing tools to assist the developer in developing application code. The SNiFF+ tool is ideally suited for large teams and complex application development with its SCM interface, which provides a centralized API (Application Programming Interface) to interface easily to standard SCM packages such as ClearCase, PVS, RCS or even proprietary systems. SNiFF+ supports reverse engineering, configuration management, workspaces and build management, and provides a comprehensive set of browsers and parsers. With its open architecture, SNiFF+ for Windows is the only environment that gives developers the flexibility to integrate their choice of editors, compilers, debuggers, and source code managers with a consistent GUI. SNiFF+ also provides a language sensitive editor with semantic navigation, a documentation builder for code reuse, and a Unix-like make system.

    Through its subsidiary, Diab Data, Inc. ("Diab Data"), ISI provides high-performance power compiling solutions for 32-bit embedded processors. A pioneer since 1986 in innovative CISC and RISC compiler technology, Diab Data has developed highly reliable, ultra high-performance C/C++ compiler suites for the most demanding embedded applications. Its new highly optimizing cross compiler, FastJ(TM), enables developers to use the Java language in a manner similar to C/C++ while offering the performance and code size required for both high performance and deeply embedded applications. Drawing on information generated by the compiler suites, Diab Data's RTA Suite provides visual run-time analysis tools for enhancing program performance, reliability, and memory usage in embedded applications, enabling developers to create faster, higher quality code in less time. Diab Data joined forces with ISI in 1995 as an independent operating subsidiary. With an advanced program optimization technology, Diab Data's power compiling solutions allow developers to maximize the power of their design.

    BetterState provides powerful graphical programming capabilities based on graphical constructs such as Statecharts and Flowcharts. With support for pSOSystem and OSEK/VDX operating systems, BetterState offers developers significant benefits by simplifying maintenance, reducing design iterations and facilitating design reuse. Once designs have been drawn, BetterState automatically generates consistent, maintainable, and accurate ready-to-use code in any of a wide range of programming languages, including C/C++, Java, C++ for MFC, Visual Basic, Perl, CGI, and more. BetterState also eases the debugging process through full-featured visual debugging facilities.

    Widely used by customers in the aerospace and automotive industries, ISI's MATRIXx product family is a complete solution for graphical design, simulation, automatic code and document generation, and testing of real-time dynamic systems. Using these tools, applications are developed, analyzed, validated, implemented, and documented by way of a single graphical representation. The product family features SystemBuild(TM), for graphical modeling and simulation; Xmath(R) for object-oriented mathematical analysis and visualization; AutoCode(TM) for automatic C and Ada source code generation; DocumentIt(TM) for automatic document generation; and the RealSim(TM) AC-104 rapid prototyping computer.

    SYSTEMBUILD is a system modeling and simulation tool used to create interactive, dynamic system models that include plant dynamics and real-time software logic. SystemBuild includes a hierarchial block diagram editor which supports high-fidelity process behavioral modeling, visual software specification, simulation based verification and validation, application of advanced analysis and design techniques, an open architecture environment and seamless integration with AutoCode (the MATRIXx automated code generator).

    XMATH is a mathematically-based engineering analysis, visualization and scripting tool that provides analysis capabilities, plot generation facilities and specialized function libraries for control design, robust control, optimization, digital signal processing, system identification and model reduction applications. Xmath complements the SystemBuild tool.

     AUTOCODE automatically generates programming code from SystemBuild diagrams in the C or Ada languages. AutoCode is optimized for size, speed and calibration, and can be implemented on a real-time operating system (pSOSystem or others), a microcontroller or other targets using the customizable template programming capability.

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

NETWORKING PRODUCTS TO MANAGE AND CONNECT EMBEDDED DEVICES

    ISI's networking application enablers let developers create applications in the areas of network and web management, security, monitoring and routing technologies. ISI's comprehensive solution supports the development of communications devices with networked management and security functionality, integrating the pRISM+ IDE and the pSOSystem RTOS with SNMP, TCP/IP, and HTTP functionality.

    ISI's networking products provide users with portable RMON network monitoring, Web/HTTP and SNMP browser management, TCP/IP protocol stacks, OSFP2/RIP2/BGP4 routing, and SNMP management technology. These networking enablers are available in binary or portable source code formats for use with pRISM+ for pSOSystem and other real-time operating systems. ISI follows a policy of partnering with industry leading vendors, through the ISI pRISM+ pARTNERS program, to provide a broad range of application enablers for ISI's target markets.

A DESIGN GROUP FOR CO-SOURCING OF ENGINEERING SERVICES

    ISI's subsidiary, Doctor Design, Inc., ("DDI"), is a source of specialist engineering design expertise for companies that seek particular technical skill-sets and exceptional project management capability. Operating within the framework of the converging computer, communications and consumer electronics markets, DDI has helped bring to market many products, each with its own combination of hardware, software and ASIC challenges.

    DDI has refined the concept of outsourcing and taken it to the next level. Co-sourcing is a philosophy that maximizes the effective use of specific skills within the customers' organization and amplifies those skills with team-oriented consulting expertise drawn from the ranks of DDI's 100+ staff. Skillful management of this interface between the two organizations provides a true concurrent engineering environment, leading to solutions that optimize time-to-market, and minimize development and manufacturing costs.

SALES AND SUPPORT

    ISI markets its products primarily through a direct sales force augmented by distributors and sales representatives. ISI believes that use of a direct sales force allows ISI to influence customer purchasing decisions, to provide superior support to its customers, and to better understand evolving customer needs. ISI currently uses a direct sales force in the United States, Austria, Canada, France, Germany, Italy, Sweden, England, Israel, Japan, India, and Korea.

    ISI's direct sales organization in North America operates through 18 United States sales offices. Direct sales managers are supported by field application engineers who are experts in the embedded market, and ISI's products and technologies. In addition, an inside sales organization focuses on selling maintenance, renewal, and royalty contracts, as well as licensing software upgrades to existing customers.

    ISI's software development environment is generally licensed on a per-seat basis, with the real-time operating system licensed on a per-project basis. Run-time license fees are typically charged on a per-unit basis when the customer's application is deployed. List prices for ISI's software development tools and real-time operating systems development licenses generally range from less than $5,000 to over $100,000, with a typical development license averaging between $15,000 and $20,000. Prices for run-time license fees generally range from less than $1 per-unit to over $100 per-unit depending, in part, on production quantities.

    Approximately 38%, 41%, and 42% of ISI's total revenue was derived from sales outside North America in fiscal years 1997, 1998 and 1999, respectively. No single customer accounted for more than 10% of ISI's total revenue in fiscal years 1997, 1998, and 1999, respectively.

PRODUCT DEVELOPMENT.

    ISI's product development activities address the needs of the market segments upon which ISI focuses by providing an open, industry standard software development environment for embedded applications. ISI seeks to continue to enhance the functionality and performance of its pRISM+ for pSOSystem product lines, while increasingly targeting specific vertical markets and providing tailored market solutions. In addition to the pRISM+ focus, ISI's product development seeks to port pSOSystem to emerging high volume microprocessors, to continue to target pOSEK to the automotive market, to add new products and modules to ISI's existing product lines, to create interfaces between ISI's products and other design and software development tools, and to provide the end user with comprehensive development solutions.

    ISI releases upgrades and introduces new products or modules on a regular basis. In connection with each release, ISI works closely with its customers to define improvements and enhancements that are incorporated into future releases of the product. This approach includes customer feedback in ISI's product design process, as well as in ISI's evaluation stage, thereby permitting customers to influence functionality early in the product's life-cycle.

    ISI believes that its engineering services group provides ISI with a competitive advantage for product development by defining needs for new products, guiding future enhancements and testing new implementations. In addition, this group contracts with customers to research new methodologies that can serve as prototypes for new features, products or modules.

    As of February 28, 1999, ISI employed 147 engineers in the product development group and 82 in the engineering services group. ISI's engineers include experts in software engineering, software development tools, multimedia, telecommunications, real-time controls and operating systems technology.

COMPETITION

   The market for commercially available software tools and embedded operating systems is highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. ISI's products compete with software developed internally by embedded systems manufacturers and software offered by other third parties. Many organizations that internally develop and maintain real-time operating systems have substantial programming resources and can develop products for their specific needs. Many of these companies have significant investments in their existing software and there can be no assurance that ISI will be able to persuade existing and potential customers to replace or augment their internally developed real-time operating systems with ISI's products.

    ISI's principal competitors for third-party embedded software development and related tools are Wind River Systems, Inc., Microsoft Corporation through its introduction of Windows CE, and Sun Microsystems, Inc. with its acquisition of Chorus. The MATRIXx product family competes with products offered by Mathworks Incorporated and a number of other companies that provide design and analysis, modeling and simulation, and code generation products. ISI also competes with a number of other vendors that address one or more segments of the system design process, including vendors that have modified general purpose software engineering products for real-time and control design applications.

    As the industry continues to develop, ISI expects competition to increase in the future from existing competitors and from other companies that may enter ISI's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than ISI's products. Some of ISI's existing and many of its potential competitors have substantially greater financial, technical, marketing and sales resources than ISI and there can be no assurance that ISI will be able to compete successfully against these companies. In the event that price competition increases significantly, competitive pressures could cause ISI to reduce the prices of its products, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on ISI's business, financial condition and results of operations. Also, run-time licenses, which provide for per-unit royalty payments for each embedded system that incorporates ISI's real-time operating systems, may be subject to significant pricing pressures. A variety of other potential actions by ISI's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on ISI's business, financial condition and results of operations.

    ISI believes that the principal bases for a customer's decision to license ISI's products are product functionality and performance, degree of integration, ease of product use, quality of support services and corporate reputation. ISI believes that it competes favorably in these areas.

PROPRIETARY RIGHTS

    ISI's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, ISI relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying and distribution and technical measures. ISI seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. There can be no assurance that patents held by ISI will not be challenged and invalidated, that patents will issue from any of ISI's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or be issued in all countries where ISI's products can be sold) to provide meaningful protection or any commercial advantage to ISI. As part of its confidentiality procedures, ISI generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. End user licenses of ISI's software are frequently in the form of shrink wrap license agreements, which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. The source code of ISI's products is also protected as a trade secret and, except for Networking Components, is generally not licensed to customers. Despite ISI's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy ISI's products or to reverse engineer or obtain and use information that ISI regards as proprietary. There can be no assurance that ISI's competitors will not independently develop technologies that are substantially equivalent or superior to ISI's technologies. Policing unauthorized use of ISI's products is difficult, and while ISI is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may be issued that relate to fundamental technologies incorporated into ISI's products.

    As the number of patents, copyrights, trademarks and other intellectual property rights in ISI's industry increases, products based on its technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against ISI in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require ISI to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to ISI, or at all, which could have a material adverse effect on ISI's business, financial condition and results of operations. In addition, ISI may initiate claims or litigation against third parties for infringement of ISI's proprietary rights or to establish the validity of ISI's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of ISI, could result in significant expense to ISI and divert the efforts of ISI's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, ISI might be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of ISI to develop or license a substitute technology could have a material adverse affect on ISI's business, financial condition and results of operations.

    ISI licenses certain software development tool products from other companies to distribute with its own products. The inability of such third parties to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation could have a material adverse effect on ISI's business, financial condition and results of operations. In addition, ISI's products compete with products produced by certain of ISI's licensors. When these licenses terminate or expire, continued license rights might not be available to ISI on reasonable terms. The inability to license such products could have a material adverse effect on ISI's business, financial condition and results of operations.

BACKLOG

     ISI generally ships its products within 30 days after acceptance of a customer purchase order and, therefore, has insignificant product backlog. Engineering services backlog, consisting of orders for engineering services scheduled to be performed within the following twelve months, was approximately $10.4 million, $4.3 million, and $5.2 million at February 28, 1997, 1998 and 1999, respectively. Most of the contracts with ISI's engineering services customers are terminable at the convenience of the customer. ISI has experienced terminations in the past and expects terminations to continue to occur in the future.

EMPLOYEES

    As of February 28, 1999, ISI employed 650 persons, including 310 in sales, marketing and support services, 229 in engineering (82 in engineering services and 147 in product development) and 111 in management, administration and finance. Of these employees, 491 are located in the United States and 159 are located at ISI's subsidiaries and sales offices outside of the United States. In addition, from time to time ISI employs temporary employees and consultants. None of ISI's employees are represented by a labor union or is the subject of a collective bargaining agreement. ISI has never experienced a work stoppage and believes that its employee relations are good. ISI believes its future success will depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel continues to be intense in Santa Clara County, California, where ISI is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

ITEM 2. PROPERTIES.

    ISI owns a building in Sunnyvale, California with approximately 150,000 square feet. ISI leases a number of offices in North America, Europe, Asia and Israel.

ITEM 3. LEGAL PROCEEDINGS.

    In October 1997, Green Hills Software, Inc., a supplier, filed a demand for arbitration against ISI, alleging among other things, breach of contract, fraud, negligent misrepresentation and misappropriation of trade name in connection with a VAR licensing agreement the companies entered into in 1993. In December 1997, ISI responded to the arbitration demand, and filed a counter-claim against Green Hills. In February 1999, the arbitration panel found both parties to be in breach of contract. As a result of the panel's findings, the VAR licensing agreement between the two companies was terminated effective January 31, 1999, and ISI was ordered to pay Green Hills $3.5 million, plus legal costs. These arbitration related expenses were recognized in the fourth quarter of fiscal year 1999.

    ISI is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While management does not believe that the outcome of any of the legal matters will have a material adverse effect on ISI's consolidated financial position, legal matters are subject to inherent uncertainties and thus, there can be no assurance that these matters will be resolved favorably to ISI.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.


        NAME                             AGE                   POSITION

Joseph Addiego......................     43  Vice President, Marketing
Charles M. Boesenberg...............     50  President, Chief Executive Officer and Director
Martin Caniff.......................     46  President, Doctor Design, Inc.
Narendra K. Gupta...................     50  Chairman of the Board of Directors and Secretary
Scot J. Morrison....................     36  Vice President and General Manager, Design Automation
                                             Solutions
William C. Smith....................     60  Vice President, Finance and Chief Financial Officer
David E. Stepner....................     54  Vice President, Research and Development
Marco J. Thompson...................     40  Chief Technology Officer
Janice Waterman.....................     39  Vice President, Operations


    Executive officers are chosen by and serve at the discretion of the Board of Directors of the Company.

    Mr. Addiego joined ISI in April 1986. He was appointed Vice President, Marketing in March 1998. Prior to this position, he was President of TakeFive Software GmbH (a wholly-owned subsidiary of ISI) since June 1, 1996. From March 1994 to May 1996, he was Vice President, North American Sales. Prior to March 1994, he held a variety of positions in marketing and sales, including Vice President, Sales, Design Automation Group from January 1992 until February 1994. Mr. Addiego holds a B.S. in Business from San Francisco State University.

    Mr. Boesenberg joined ISI in December 1998 as President, Chief Executive Officer and a director. From December 1997 to December 1998 he was President and Chief Executive Officer of Magellan Corporation, a satellite-access products company based in Santa Clara, California. From January 1995 until it merged with Magellan Corporation in December 1997, Mr. Boesenberg was President and Chief Executive Officer of Ashtech, Inc., a business-to-business GPS company. Previously, he was President, Chief Executive Officer and Chairman of Central Point Software, Inc., President of MIPS Computer Systems, Inc., and Senior Vice President of Apple Computers, Inc. Mr. Boesenberg is on the Board of Directors of Symantec Corporation, a developer of application and system software products and holds a B.S. in Mechanical Engineering from Rose Hulman Institute of Technology and an M.S. in Business Administration from Boston University.

    Mr. Caniff joined Doctor Design, Inc. in 1994 as General Manager, Set Top Box and was promoted to President of Doctor Design in March 1999. Previously he was the Vice President of Engineering at Docufile, Inc. from 1990 through 1993 and at Optigraphics Corp. from 1983 to 1987. Mr. Caniff holds a B.S. in Mathematics and a B.S. in Physics from Harvey Mudd College.

    Dr. Gupta is a founder of ISI and has been a director of ISI since its formation in 1980. He has been the Chairman of the Board of ISI since March 1993 and Secretary since September 1989. Dr. Gupta was Chief Executive Officer from 1987 to May 1994 and President from ISI's formation in 1980 to May 1994. He was elected a Fellow of the Institute of Electrical and Electronic Engineers in November 1991. Dr. Gupta serves on the board of Digital Link Corporation, a data communications and wide-area networking equipment manufacturer, and Simulation Sciences, Inc., a developer of chemical simulation software. Dr. Gupta holds an M.S. in Engineering from the California Institute of Technology and a Ph.D. in Engineering from Stanford University.

    Mr. Morrison joined ISI in 1986 as a Research Scientist and has held numerous positions at ISI, including Senior Director of the Design Automation Solutions business unit. He was promoted to Vice President and General Manager of this business unit in April 1999. Mr. Morrison holds a B.S. in Applied Science from the University of Toronto and a M.S. in Aerospace Engineering from M.I.T.

    Mr. Smith joined ISI in January 1997 as the Chief Financial Officer and Vice President, Finance. From June 1995 to October 1996, Mr. Smith was the Chief Financial Officer and Vice President, Finance for Meta Software, Inc., an electronic design automation company. From March 1993 to June 1995, he was the Chief Financial Officer and Vice President, Finance of Bell Microproducts, Inc., a distributor of semiconductor and computer products. Mr. Smith also served as the Chief Financial Officer of Wadsworth, Inc, from 1983 to 1992. Mr. Smith holds a B.S. in Financial Management from San Jose State University and an M.B.A from Gonzaga University.

    Dr. Stepner has been Vice President, Research and Development since he joined ISI in December 1993. From April 1984 until March 1993, he served as Founder, President and Chief Executive Officer of Greyhawk Systems, Inc., a manufacturer of high resolution liquid crystal displays. In March 1993, Greyhawk Systems, Inc. was sold to AmPro Corporation and Dr. Stepner served as Executive Vice President of AmPro Corporation and General Manager of the AmPro/Greyhawk Division from March 1993 until December 1993. Dr. Stepner holds a B.S. in General Engineering from Brown University and an M.S. and a Ph.D., both in Electrical Engineering, from Stanford University.

    Mr. Thompson founded Doctor Design, Inc. in 1984 and was Doctor Design's President until March 1999. In June 1998 he was promoted to Chief Technology Officer of ISI in addition to his role of President of Doctor Design. From 1978 to 1984, Mr. Thompson held various positions at Syte Information Technology and Megatek Corporation. Mr. Thompson holds a B.S. in Electrical Engineering from the University of San Diego.

    Ms. Waterman joined ISI in July 1995 as Vice President, Human Resources and has served as Vice President, Human Resources and Operations since March 1996. From September 1994 to July 1995, she served as Vice President, Human Resources and Administration for Salick Health Care Inc., a health care provider. From May 1991 until September 1994, she served as Vice President of Human Resources and Administration of Tekelec, Inc., a telecommunications company. Ms. Waterman holds a B.A. in Sociology and Economics from the University of California at Davis and an M.S. in Industrial Psychology from California State University, Hayward.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    ISI's common stock is listed on the Nasdaq National Market under the trading symbol "INTS". The range of high and low sale prices for ISI's common stock on that market for each of the four quarters during the last two fiscal years are as follows:


                                                                Q1       Q2       Q3      Q4
                                                              -------  ------   ------  -------
         FY99        High...................................  $23.125  $19.313 $13.000  $17.688
                     Low....................................  $16.125  $7.063   $6.250  $10.000

         FY98        High...................................  $24.500  $18.000 $25.000  $18.125
                     Low....................................   $8.750  $11.063 $15.063  $12.188


    As of April 30, 1999, there were 195 holders of record of ISI's common stock.

    ISI has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein. The consolidated statement of income data set forth below with respect to the years ended February 28, 1997, 1998, and 1999 and the consolidated balance sheet data at February 28, 1998 and 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements and notes thereto included in this Annual Report. The consolidated statement of income data set forth below with respect to the years ended February 28, 1995 and 1996 and the consolidated balance sheet data at February 28, 1995, 1996, and 1997 are derived from audited consolidated financial statements not included in this Annual Report. During fiscal year 1996, ISI acquired TakeFive Software GmbH and Doctor Design, Inc. in transactions accounted for as poolings of interests. Fiscal year 1995 and 1996 annual financial information includes the combined results of ISI and Doctor Design. Fiscal year 1997 and 1998 annual financial information includes the results of ISI, Doctor Design, and TakeFive. The annual financial information has not been restated for earlier years because such financial information was not material to ISI.

    During fiscal year 1997, ISI acquired Epilogue Technology Corporation in a transaction accounted for as a pooling of interests. The results of Epilogue have been combined with the results of ISI since the date of acquisition. Prior period information has not been restated for the results of Epilogue because such financial information was not material. Also during fiscal year 1997, ISI revised the terms of the acquisition of Diab Data, Inc. which was acquired in fiscal year 1996 in a transaction accounted for under the equity method of accounting. Beginning December 1, 1996 the operating results of Diab Data have been consolidated with those of ISI.


                                                                                     YEAR ENDED FEBRUARY 28,
                                                                         1995       1996       1997       1998       1999
                                                                       --------   --------   --------   --------   --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Total revenue ......................................................   $ 58,054   $ 84,442   $105,463   $120,469   $133,504
Income from operations .............................................   $  7,999   $  6,464   $  6,939   $  5,293   $  5,674
Net income .........................................................   $  6,490   $  5,283   $  7,254   $  6,073   $  9,633
Earnings per share - diluted .......................................   $   0.33   $   0.24   $   0.31   $   0.25   $   0.40
Earnings per share - diluted, before
acquisition-related
  and other costs and a one-time tax benefit in fiscal year 1999 (1)   $   0.33   $   0.50   $   0.47   $   0.25   $   0.55
Shares used in diluted per share calculations ......................     19,964     22,088     23,508     24,078     23,840



                                                                       FEBRUARY 28,
                                                     1995       1996       1997       1998       1999
                                                   --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities   $ 36,517   $ 49,476   $ 54,695   $ 67,446   $ 78,331
Working capital ................................   $ 17,783   $ 31,431   $ 38,019   $ 23,036   $ 22,435
Total assets ...................................   $ 66,101   $ 85,264   $112,502   $128,120   $143,035
Total shareholders' equity .....................   $ 47,948   $ 58,276   $ 86,172   $ 94,426   $100,791


-------------------
(1) Fiscal years 1996, 1997 and 1999 exclude acquisition-related and other costs of $7.3 million, $5.7 million and $8.5 million, including related tax effects, respectively, and a one-time tax benefit of $2.4 million in fiscal year 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that reflect Integrated Systems, Inc.'s ("ISI's") current views with respect to future matters such as international operations, including the effect of fluctuations in foreign currency exchange rates and economic conditions in Asia, certain operating expense levels, capital needs, and year 2000 compliance. Actual results may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those discussed below under "Risk Factors."

OVERVIEW

    Integrated Systems, Inc. provides solutions for embedded software development consisting of real-time operating systems (RTOS) and software components for embedded microprocessors; tools for designing, developing and optimizing embedded applications; networking products for device connectivity and management; and engineering design services for accelerated co-sourced product development. ISI's products help users accelerate the design, development, debugging, implementation and maintenance of embedded software. ISI's products and services reduce the expense associated with embedded software and system development and enable customers to develop systems featuring greater functionality, enhanced performance, improved reliability and ease-of-use. ISI markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications, data communications, automotive, consumer electronics, office products and point-of-sale, and aerospace. Founded in 1980, ISI is headquartered in Sunnyvale, California, with a worldwide sales and service presence extending throughout Asia, Europe, and the Americas.

    In July 1996, ISI acquired Epilogue Technology Corporation, a New Mexico corporation which develops and distributes network management and embedded Internet software for telecommunications and data communications equipment manufacturers, embedded software suppliers and networking related integrated circuit manufacturers. This business combination has been accounted for as a pooling of interests; however, the results of operations for Epilogue have been included only since the date of acquisition, as previous results were not significant. In November 1996, ISI revised the terms of the acquisition of Diab Data, Inc. which was acquired in fiscal year 1996 in a transaction accounted for under the equity method of accounting. Revising the terms of the original acquisition agreement requires the consolidation of the results of Diab Data from the fourth quarter of fiscal year 1997 onwards.

RESULTS OF OPERATIONS

    The following table sets forth for the periods presented the percentage of total revenue represented by each line item in ISI's consolidated statements of income and the percentage change in each line item from the prior period.


                                                                                                Period-to-period
                                                       Percentage of Total Revenue          Percentage Changes hanges
                                                     --------------------------------   --------------------------------
                                                         Year Ended February 28,
                                                     --------------------------------
                                                                                          Fiscal 1997       Fiscal 1998
                                                     1997 (1)      1998      1999 (1)   to Fiscal 1998    to Fiscal 1999
                                                     -------------------------------------------------------------------
Revenue:
     Product .................................          63 %        57 %        57 %            3 %            12 %
     Services ................................          37          43          43             33              10
                                                     --------------------------------
          Total revenue ......................         100         100         100             14              11
                                                     ================================
Costs and Expenses:
     Cost of product revenue .................           9          12          12             63              13
     Cost of services revenue ................          18          23          17             44             (19)
     Marketing and sales .....................          37          35          36             10              14
     Research and development ................          16          16          14              9              (1)
     General and administrative ..............           8           9          10             33              16
     Amoritization of intangible ass-ts.......         --          --          --              97             (24)
                                                     --------------------------------
          Total costs and expenses ...........          88          95          89             24               4
                                                     --------------------------------
             Income from operations ..........          12           5          11            (58)            168
Interest and other income ....................           4           3           3             (7)             27
                                                     --------------------------------
             Income before income taxes ......          16           8          14            (45)            108
Provision for income taxes ...................           6           3           4            (47)             96
                                                     --------------------------------
             Net income ......................          10 %         5 %        10 %          (45)%           114 %
                                                     ================================


-------------------------

(1) The table excludes acquisition-related and other costs of $5.7 million and $8.5 million, including related tax effects, in fiscal years 1997 and 1999, respectively, and a one-time tax benefit of $2.4 million in fiscal year 1999, since inclusion of these items would render year-to-year comparisons less meaningful.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

     REVENUE. Revenue consists of fees from the licensing of software products ("Product Revenue") and from the maintenance and support of software products, customer training, and engineering services ("Services Revenue"). Total revenue increased by 14% from $105.5 million in fiscal year 1997 to $120.5 million in fiscal year 1998, and by 11% to $133.5 million in fiscal year 1999. The percentage of ISI's total revenue attributable to Product Revenue decreased from 63% in fiscal year 1997 to 57% in fiscal year 1998, due primarily to engineering services at Doctor Design growing faster than overall Product Revenue. The mix of Product and Services Revenues in fiscal years 1998 and 1999 was relatively constant.

     ISI operates in two business segments, the Software segment and the Engineering Services segment, each of which contribute Product Revenue and Services Revenue. The Software segment includes design and development tools, RTOS software and components, and also provides related maintenance, training and consulting services for the embedded software market. The Engineering Services segment provides design expertise to the embedded software and other markets. This segment is managed separately as ISI's subsidiary, Doctor Design. Components of ISI's revenue by segment for fiscal years 1997, 1998 and 1999 were as follows (IN THOUSANDS):


           YEAR ENDED FEBRUARY 28, 1997:

                                        Engineering
                          Software       Services         Total
                          --------      -----------      --------
           Product.....    $65,508        $ 1,038        $ 66,546
           Services....     23,849         15,068          38,917
                           -------        -------        --------
           Total.......    $89,357        $16,106        $105,463
                           =======        =======        ========



           YEAR ENDED FEBRUARY 28, 1998:

                                        Engineering
                          Software       Services         Total
                          --------      -----------      --------
           Product.....    $66,050        $ 2,569        $ 68,619
           Services....     28,208         23,642          51,850
                           -------        -------        --------
           Total.......    $94,258        $26,211        $120,469
                           =======        =======        ========


           YEAR ENDED FEBRUARY 28, 1999:

                                        Engineering
                          Software       Services         Total
                          --------      -----------      --------

           Product.....   $ 73,219        $ 3,403        $ 76,622
           Services....     33,686         23,196          56,882
                          --------        -------        --------
           Total.......   $106,905        $26,599        $133,504
                          ========        =======        ========


     Product Revenue increased 3% from $66.5 million in fiscal year 1997 to $68.6 million in fiscal year 1998 and by 12% to $76.6 million in fiscal year 1999. The increase in Product Revenue from fiscal year 1997 to fiscal year 1998 was due primarily to the following factors: an increase in the sales volume of Doctor Design's Bit Stream Generator product; an increase in the number of licenses of ISI's pRISM+ product, which was released in the second quarter of fiscal year 1998; an increase in the number of licenses of ISI's SNiFF+ product; and the inclusion of revenues from Diab Data and Epilogue (both impacting revenue in fiscal year 1997) for the full fiscal year. These increases were partially offset by a decrease in revenue from licenses of ISI's MATRIXx product. The increase in Product Revenue from fiscal year 1998 to fiscal year 1999 was due primarily to increased licensing of the pRISM+, SNiFF+ and Diab Data products. Revenue from licensing of the MATRIXx product was essentially flat between fiscal year 1998 and fiscal year 1999.

     Services Revenue increased 33% from $38.9 million in fiscal year 1997 to $51.9 million in fiscal year 1998, and by 10% to $56.9 million in fiscal year 1999. These increases are due to growth in ISI's base of installed software and the associated increase in maintenance and support and customer training revenue, and in fiscal year 1998 from growth in engineering services at Doctor Design. Services Revenue from ISI's Engineering Services segment was essentially flat from fiscal year 1998 to fiscal year 1999 as Doctor Design focused on improving margins over growing revenue.

     Price increases were not a material factor in ISI's revenue growth in the periods presented.

     The percentage of ISI's total revenue from customers located internationally was 38%, 41% and 42% in fiscal years 1997, 1998 and 1999, respectively. The increase in international revenue as a percentage of total revenue from fiscal year 1997 to fiscal year 1998, was due primarily to the growth of Product Revenue in Europe and Asia/Pacific being greater than the growth of Product Revenue in the United States. This increase was partially offset by the increase in engineering services revenue at Doctor Design, which has a predominately domestic customer base. In fiscal year 1999, the percentage of revenue from international customers increased slightly from fiscal year 1998 due to growth in Europe, offset in part, by a slight decline in revenue from the Asia/Pacific region.

     In Europe and the Asia/Pacific region, revenues and expenses are primarily denominated in local currencies. In fiscal year 1998, the U.S. dollar strengthened against many foreign currencies, which resulted in relatively lower revenues when translated into U.S. dollars. ISI estimates that the movement in exchange rates from fiscal year 1997 to fiscal year 1998 resulted in a decrease in total revenue of approximately 12%, and that the movement in exchange rates from fiscal year 1998 to fiscal year 1999 resulted in a decrease in total revenue of approximately 1%. ISI's operating and pricing strategies take into account changes in exchange rates over time, however, results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

     COSTS AND EXPENSES. Cost of Product Revenue includes the costs of product packaging and documentation, third-party royalties, amortization of capitalized software development costs, and the cost related to hardware. Cost of Product Revenue as a percentage of Product Revenue was 13%, 21% and 21% in fiscal years 1997, 1998 and 1999, respectively. The increase in cost of Product Revenue as a percentage of Product Revenue from fiscal year 1997 to fiscal year 1998 was due primarily to the increase in product sales at Doctor Design, which have a lower gross margin, an increase in the proportion of product sales subject to third-party royalties and from the write-off of certain prepaid royalties in the second quarter of fiscal year 1998. In fiscal year 1999, ISI's product mix remained relatively constant with fiscal year 1998.

     Cost of Services Revenue includes personnel and related direct costs associated with providing software support, customer training, and engineering services for customers. ISI's cost of Services Revenue as a percentage of Services Revenue was 49%, 53% and 39% in fiscal years 1997, 1998 and 1999, respectively. Cost of Services Revenue as a percentage of Services Revenue can fluctuate due to shifts in the Services Revenue mix between higher margin maintenance and support revenues and lower margin engineering services revenues. In addition, the cost of Services Revenue as a percentage of Services Revenue can fluctuate due to shifts in the proportion of fixed price versus time and material engineering contracts. Fixed price engineering and consulting contracts generally have lower gross margins than time and material contracts. In fiscal year 1998, cost of Services Revenue as a percentage of Services Revenue was significantly higher than fiscal years 1997 and 1999. This was due to a higher percentage of total Services Revenue being derived from engineering contracts as opposed to maintenance and support contracts. In addition, in fiscal year 1998 there was a higher proportion of fixed price engineering services contracts than in fiscal years 1997 and 1999. In particular, in the second quarter of fiscal year 1998, ISI was required to procure a significant amount of hardware, which had no associated gross margin, under the terms of a large fixed price engineering services contract.

     Marketing and sales expenses increased by 10% from $39.0 million in fiscal year 1997 to $42.7 million in fiscal year 1998, and by 14% to $48.7 million in fiscal year 1999. Marketing and sales expenses represented 37%, 35%, and 36% of total revenue in fiscal years 1997, 1998 and 1999, respectively. Marketing and sales expenses increased in absolute terms in fiscal year 1998 due primarily to; additional headcount, increased marketing activity associated with the release of pRISM+ and other new products and product enhancements, and the full-year effect of the acquisition of Epilogue and the consolidation of Diab Data. The increase in marketing and sales expenses in fiscal year 1999 reflects ISI's continued investment in its sales infrastructure and the promotion of its expanding product range.

     Research and development expenses increased 9% from $17.3 million in fiscal year 1997 to $18.8 million in fiscal year 1998 and decreased by 1% from fiscal year 1998 to $18.6 million in fiscal year 1999. Research and development expenses in fiscal years 1997, 1998 and 1999 were 16%, 16%, and 14%, respectively, of total revenue. The dollar increase in research and development expenses from fiscal year 1997 to fiscal year 1998, was attributable primarily to increased personnel and consulting costs associated with ISI's continued emphasis on developing new products and enhancing existing products, including pRISM+, and MATRIXx version 6.0, which were released in the second and fourth quarters of fiscal year 1998, respectively. The decrease in research and development expenses from fiscal year 1998 to fiscal year 1999 was due to an increase in the amount of expenses capitalized (see below), offset by an increase in personnel and consulting costs from ISI's continued investment in product development. ISI believes that significant investment for product research and development is essential to product and technical leadership. ISI anticipates that it will continue to devote substantial resources to product research and development throughout fiscal year 2000.

     Costs that are required to be capitalized under Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" were $1.5 million in fiscal year 1997, $1.3 million in fiscal year 1998 and $2.5 million in fiscal year 1999. In fiscal year 1999, the amount of capitalized research and development expense increased, primarily due to the development of pRISM+ version 2.0 and MATRIXx version 6.1. The amount of research and development expenditures capitalized in a given time period depends upon the nature of the development performed and, accordingly, amounts capitalized may vary from period to period. Capitalized costs are being amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over two years. Amortization for fiscal year 1997 was $968,000, compared to $949,000 for fiscal year 1998 and $1.4 million for fiscal year 1999.

     General and administrative expenses increased 33% and 16% in fiscal years 1998 and 1999, respectively, and represented 8%, 9% and 10% of total revenue in fiscal years 1997, 1998 and 1999, respectively. Expenses increased in each fiscal year due primarily to a combination of increases in personnel and personnel-related expenses and higher legal fees and outside service costs. In addition, general and administrative expenses increased in fiscal year 1998 due to the acquisition of Epilogue and the consolidation of Diab Data.

     Acquisition-related and other costs in fiscal year 1997 totaled $5.7 million and related to a one-time payment to the executives and employees of Diab Data, the write-off of intangible assets related to a prior acquisition, and direct costs related to the acquisition of Epilogue. Other costs in fiscal year 1999 of $8.5 million consist of arbitration-related expenses and executive transition costs. See Note 9 to Notes to Consolidated Financial Statements.

     Interest and other income was $4.2 million, $3.9 million and $5.0 million in fiscal years 1997, 1998 and 1999, respectively. Interest and other income in fiscal year 1998 declined from fiscal year 1997 as the fiscal year 1997 amount included the net operating income from Diab Data during the period it was accounted for under the equity method of accounting. See Note 2 to Notes to Consolidated Financial Statements. Interest and other income increased 27% from fiscal year 1998 to fiscal year 1999 due primarily to increased rental income from leasing a portion of ISI's corporate facility. In addition, interest income increased in fiscal year 1999 due to an increase in the amount of interest-bearing cash equivalents and marketable securities.

     The effective tax rate was 35%, 34% and 9% in fiscal years 1997, 1998 and 1999, respectively. Non-deductible acquisition-related costs in fiscal year 1997 resulted in an effective tax rate of 35% in fiscal year 1997. As a result, in fiscal year 1998, the effective tax rate decreased slightly to 34%. The 9% effective tax rate in fiscal year 1999 resulted from a $2.4 million federal tax benefit related to a tax election in the first quarter of fiscal year 1999. Excluding this tax benefit, the effective tax rate for fiscal year 1999 was 32%. The decrease in the effective tax rate from fiscal year 1998 was due primarily to increased benefits from ISI's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

    ISI has funded its operations to date principally through cash flows from operations. As of February 28, 1999, ISI had $78.3 million of cash, cash equivalents and marketable securities. This represents an increase of $10.9 million from February 28, 1998. In April 1997, ISI announced that the Board of Directors had authorized a common stock repurchase program allowing ISI to repurchase up to 1,000,000 shares of common stock for cash, from time-to-time at market prices. No time limit was set for the completion of the program. In September 1998, the Board of Directors authorized an additional 1,000,000 shares of common stock to be repurchased under this program. As of February 28, 1999, ISI had repurchased 1,206,000 shares of common stock for $10.4 million under this program.

    Net cash provided by operating activities was $21.9 million during fiscal year 1999, an increase of $5.9 million over the amount generated in fiscal year 1998. Net cash provided by operating activities increased in fiscal year 1999, due to higher net income than in fiscal year 1998, and the fact that accounts receivable decreased by $1.0 million from February 28, 1998 to February 28, 1999. In addition, increases in accounts payable, accrued payroll, other accrued liabilities and deferred revenue in fiscal year 1999 contributed to the increase in cash provided by operating activities. Net cash provided by operating activities was $16.0 million in fiscal year 1998, an increase of $15.8 million over the amount provided in fiscal year 1997. This increase was due to a smaller increase in accounts receivable, the inclusion in fiscal year 1997 of net income from a subsidiary accounted for under the equity method of accounting, decreases in current liabilities and income taxes payable, and a larger increase in deferred revenue.

    Net cash used in investing activities was $13.1 million in fiscal year 1999 compared to $29.4 million in fiscal year 1998 and $16.7 million in fiscal year 1997. The decrease in net cash used in investing activities in fiscal year 1999 was due primarily to a decrease in the net purchases of marketable securities, offset in part by an increase in the amount of capitalized software development costs. The increase in net cash used in investing activities in fiscal year 1998 compared to fiscal year 1997 was due to an increase in the net purchases of marketable securities offset, in part, by a decrease in additions to property and equipment.

    Net cash used in financing activities totaled $4.3 million in fiscal year 1999. This compares to net cash provided by financing activities of $2.5 million in fiscal year 1998 and $20.6 million in fiscal year 1997. The net use of cash for financing activities in fiscal year 1999 was due to the repurchase of 1.1 million shares of common stock for $8.7 million. This use of cash was offset, in part, by proceeds from the exercise of stock options and employee stock purchases. In fiscal year 1998, ISI repurchased 135,000 shares of common stock for $1.7 million and received proceeds from the exercise of stock options and employee stock purchases of $3.1 million. In fiscal year 1997, ISI issued and sold 500,000 shares of common stock for net proceeds of $12.8 million.

    ISI believes that the cash flows from operations, together with existing cash and investment balances, will be adequate to meet cash requirements for working capital, capital expenditures and stock repurchases for the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on the accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. ISI is currently evaluating the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for ISI's fiscal year ending February 29, 2000.

    Also in April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. This statement will be effective for ISI's fiscal year ending February 29, 2000. ISI has not yet determined the impact, if any, of adopting SOP 98-5.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which supercedes and amends a number of existing standards. The statement is effective for ISI's fiscal year 2001, but earlier application is permitted. The impact of the adoption of this statement, if any, on the financial statements of ISI has not yet been determined.

    In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". This statement supercedes SOP 98-4 and clarifies one of the provisions of SOP 97-2. SOP 98-9 is effective for all transactions entered into by ISI in fiscal year 2001. The adoption of this statement is not expected to have a material impact on ISI's operating results, financial position or cash flows.

"YEAR 2000" ISSUES

    ISI believes that all of its most current product releases will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity, and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). However, there can be no assurance that all of ISI's customers will implement the Year 2000 compliant release of ISI's products in a timely manner, which could lead to failure of customer systems and product liability claims against ISI. Even if ISI's products are Year 2000 compliant, ISI may, in the future, be subject to claims based on Year 2000 issues in the products of other companies or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability of ISI for Year 2000-related damages, including consequential damages, could have a material adverse effect on ISI's business, financial condition and results of operations. Such failure could also affect the perceived performance of ISI's products, which could have a negative effect on ISI's competitive position.

    ISI is reviewing its operations for Year 2000 Compliance and has identified three categories of risk: internal business software, internal non-financial software and embedded chip technology, and external noncompliance by suppliers. With respect to internal business software, ISI is 80% towards being fully compliant and expects to be in full compliance before the year 2000. Accordingly, ISI has not developed formal contingency plans and feels there is minimal risk that the systems will not be compliant before Year 2000. All financial, order processing and manufacturing software is fully Year 2000 Compliant.

    With respect to internal non-financial software and embedded chip technology, ISI is currently gathering data to assess the impact of the Year 2000 on systems such as security equipment and telephones, with Year 2000 Compliance scheduled for late 1999. Assessment and implementation plans are already being executed in approximately 50% of these areas. If ISI is unable to achieve Year 2000 Compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of ISI. It is estimated that ISI is 50% towards being in full compliance. ISI does not currently have a contingency plan in place for its internal non-financial software and embedded chip technology.

    With respect to external noncompliance by suppliers, ISI is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which ISI's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by mid-1999. To the extent that responses to Year 2000 readiness are unsatisfactory, ISI intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. ISI currently has formal information concerning the Year 2000 Compliance status of about 50% of its suppliers including most of its critical suppliers. In the event that any of ISI's critical suppliers do not successfully and timely achieve Year 2000 Compliance, and ISI is unable to replace them with new or alternate suppliers, ISI's business or operations could be adversely affected.

     All costs associated with carrying out ISI's plan for the Year 2000 Compliance are being expensed as incurred, and are being funded from cash provided from operations. As of February 28, 1999 it is estimated that costs associated with preparation for the Year 2000 were approximately $800,000 and that a further $1.0 million will be incurred to complete the above plans. Of these amounts, approximately $500,000 is to cover new/replacement technologies, and $1.3 million is of a repair or upgrade nature.

RISK FACTORS

    THIS SECTION ON "RISK FACTORS" INCLUDES FORWARD-LOOKING STATEMENTS THAT REFLECT ISI'S CURRENT VIEWS WITH RESPECT TO FUTURE MATTERS. THE FOLLOWING DISCUSSION ALSO CONTAINS CAUTIONARY STATEMENTS THAT IDENTIFY IMPORTANT FACTORS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT MAY CAUSE ACTUAL RESULTS OR OUTCOMES TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

    FLUCTUATIONS IN QUARTERLY RESULTS MAKE PERIOD-TO-PERIOD COMPARISONS DIFFICULT. ISI's quarterly operating results can vary significantly depending on a number of factors. These factors include:

o   the volume and timing of orders received during the quarter;
o   the mix of and changes in customers to whom ISI's products are sold;
o the timing and acceptance of new products and product enhancements by ISI or its competitors;
o   changes in pricing;
o   buyouts of run-time licenses;
o   product life cycles;
o   the level of ISI's sales of third party products;
o   purchasing patterns of customers;
o   competitive conditions in the industry;
o   foreign currency exchange rate fluctuations;
o   business cycles affecting the markets in which ISI's products are sold;
o extraordinary events, such as litigation or acquisitions, including related charges; and
o   economic conditions generally or in various geographic areas.

    All of these factors are difficult to forecast. The future operating results of ISI may fluctuate as a result of these and other factors, including ISI's ability to continue to develop innovative and competitive products.

    ISI historically has operated with insignificant product backlog because its products are generally shipped as orders are received. As a result, product revenue in any quarter depends on the volume and timing of orders received in that quarter. In addition, ISI generally recognizes a substantial portion of its total quarterly revenue from sales orders received and shipped in the last two weeks of the quarter. Thus, the magnitude of quarterly fluctuations may not become evident until very late in, or after the end of, a particular quarter. In addition, a significant amount of ISI's sales orders involve products and services that yield revenue over multiple quarters or upon completion of performance. If license agreements entered into during a quarter do not meet ISI's revenue recognition criteria, even if ISI meets or exceeds its forecast of aggregate licensing and other contracting activity, it is possible that ISI's revenues would not meet expectations. Because ISI's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of ISI's costs are fixed in the short term and do not vary with revenue, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, can cause disproportionate variations in ISI's operating results from quarter to quarter.

    The procurement process of ISI's customers typically ranges from a few weeks to several months or longer from initial inquiry to order, making the timing of sales and license fees difficult to predict. Moreover, as licensing of ISI's products increasingly becomes a more strategic decision made at higher management levels, ISI believes that sales cycles for ISI's products will lengthen. In addition, a portion of ISI's revenues from services are earned pursuant to fixed price contracts. Variances in costs associated with those contracts could have a material adverse effect on ISI's business and results of operations. ISI's results of operations may also be affected by seasonal trends. While ISI's revenues are not generally seasonal in nature, ISI's total revenue and net income during the first fiscal quarter have historically been lower than the previous fourth fiscal quarter for a variety of reasons, including customer purchase cycles related to expiration of budgetary authorizations.

    Due to all of the foregoing factors, ISI believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. During previous fiscal years, ISI has experienced actual performance that did not meet financial market expectations. It is possible that, in some future quarters, ISI's operating results will again be below the expectations of stock market analysts and investors.

    ISI'S ABILITY TO REMAIN COMPETITIVE DEPENDS ON ITS ABILITY TO QUICKLY INTRODUCE PRODUCT ENHANCEMENTS AND NEW PRODUCTS THAT MEET CUSTOMER DEMANDS. The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. ISI's success depends upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological developments, to continue to enhance its existing product lines, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements and preferences. ISI must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render ISI's existing products obsolete. Development delays are commonplace in the software industry. ISI has experienced delays in the development of new products and the enhancement of existing products in the past and is likely to experience delays in the future. If the results of product development efforts are inadequate or delayed, ISI's business, financial condition and results of operations would be materially adversely affected. ISI may not be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards. In addition, ISI's enhanced or new products may not adequately address the changing needs of the marketplace. The inability of ISI, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on ISI's business, financial condition or results of operations. From time to time, ISI or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of ISI's existing products. Announcements of currently planned or other new products may cause customers to defer purchasing existing ISI products. Any failure by ISI to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on ISI's business, financial condition and results of operations.

    COMPETITION CAN LEAD TO PRICING PRESSURES. The market for commercially available software tools and embedded operating systems is fragmented, highly competitive and is characterized by pressures to incorporate new features and accelerate the release of new product versions. As the industry continues to develop, ISI expects competition to increase in the future from existing competitors and from other companies that may enter ISI's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than ISI's products. Some of ISI's existing and many of its potential competitors have substantially greater financial, technical, marketing and sales resources than ISI and ISI might not be able to compete successfully against these companies. In the event that price competition increases significantly, competitive pressures could cause ISI to reduce the prices of its products, which would result in reduced profit margins and could negatively affect the ability of ISI to provide adequate service to its customers. Prolonged price competition would have a material adverse effect on ISI's business, financial condition and results of operations. Also, run-time licenses, which provide for per-unit royalty payments for each embedded system that incorporates ISI's real-time operating systems, may be subject to significant pricing pressures, including buy-out arrangements. A variety of other potential actions by ISI's competitors, including increased promotion and accelerated introduction of new or enhanced products, could have a material adverse effect on ISI's business, financial condition and results of operations. In addition, ISI's pricing model for software licenses may be subject to market pressure. The pricing model for ISI's embedded software products is based on a range of mid-priced development license packages, combined with low-priced per-unit production (run-time) licenses. In the future, the market may demand alternative pricing models. This may result in a material adverse effect on ISI's business, financial condition and results of operations.

    ISI MUST EFFECTIVELY INTEGRATE ACQUIRED BUSINESSES. ISI has completed a number of acquisitions in recent years and may complete additional acquisitions in the future. The process of integrating an acquired company's business into ISI's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of ISI's business. Moreover, the anticipated benefits of an acquisition might not be realized. Future acquisitions by ISI could result in potentially dilutive issuances of equity securities, debt-obligations and contingent liabilities, the use of cash reserves, and amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on ISI's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, difficulties in managing diverse geographic sales and research and development operations, the diversion of management attention from other business concerns, risks of entering markets in which ISI has no or limited direct prior experience and the potential loss of key employees of the acquired company.

    ISI IS SUBJECT TO THE BUSINESS AND ECONOMIC RISKS OF INTERNATIONAL OPERATIONS. In fiscal years 1997, 1998 and 1999, ISI derived approximately 38%, 41%, and 42%, respectively, of its total revenue from sales outside of North America. ISI expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to a number of special risks. These risks include:

o   foreign government regulation;
o reduced protection of intellectual property rights in some countries where ISI does business;
o longer receivable collection periods and greater difficulty in accounts receivable collection;
o unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;
o   potentially adverse tax consequences;
o the burdens of complying with a variety of foreign laws and staffing and managing foreign operations;
o   exchange rate fluctuations;
o general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; and
o   possible recessionary environments in economies outside the United States.

    ISI generally denominates sales to and by foreign subsidiaries in local currency. An increase in the relative value of the dollar against local currencies would reduce ISI's revenue in dollar terms or make ISI's products more expensive and, therefore, potentially less competitive in foreign markets. For example, revenue from sales in Japan during fiscal years 1998 and 1997 was adversely affected by the weakness of the yen against the dollar. Similarly, the currencies of many other countries in the Asia Pacific region have recently lost significant value against the dollar, notably the currencies of Korea and Taiwan. ISI's future results of operations could be adversely affected by currency fluctuations. More generally, recent instability in Asian currency and stock market economies could adversely affect the economic health of the entire region and could have an adverse effect on ISI's results of operations. For example, in many countries in the Asia Pacific region, during fiscal years 1998 and 1999 there was little or no growth in investment in product development infrastructure by manufacturing companies. ISI relies on distributors and representatives for sales of its products in some foreign countries and, accordingly, depends on their ability to promote and support ISI's products and, in some cases, to translate them into foreign languages. ISI's international distributors and representatives generally offer products of several different companies, including in some cases products that are competitive with ISI's products, and these distributors and representatives are not subject to any minimum purchase or resale requirements. ISI's international distributors and representatives may not continue to purchase ISI's products or provide them with adequate levels of support.

    PRODUCT DEFECTS CAN BE EXPENSIVE TO FIX AND CAN CAUSE ISI TO LOSE CUSTOMERS. As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. Despite testing by ISI and testing and use by current and potential customers, errors might be found in new products after commencement of commercial shipments. The occurrence of errors could result in loss of or delay in market acceptance of ISI's products, which could have a material adverse effect on ISI's business, financial condition and results of operations. The increasing use of ISI's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose ISI to significant product liability claims. In addition, ISI's products are used for applications in business systems where the failure of the embedded system could be linked to substantial economic loss. ISI's license and other agreements with its customers typically contain provisions designed to limit ISI's exposure to potential product liability and other claims. It is likely, however, that the limitation of liability provisions contained in ISI's agreements are not effective in all circumstances and in all jurisdictions. ISI does not have insurance against product liability risks and insurance may not be available to ISI on commercially reasonable terms. ISI has errors and omissions insurance; however, this insurance may not be adequate to cover claims. A product liability claim or claim for economic loss brought against ISI, or a product recall involving ISI's software, could have a material adverse effect on ISI's business, financial condition and results of operations.

    ISI's operations depend on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion and other catastrophic events. ISI believes it has taken prudent measures to reduce the risk of interruption in its operations. However, these measures might not be sufficient. Any damage or failure that causes interruption in ISI's operations could have a material adverse effect on its business, financial condition, and results of operations.

    ISI FACES INTENSE COMPETITION FOR QUALIFIED EMPLOYEES. ISI's future performance depends to a significant degree upon the continued contributions of its key management, product development, sales, marketing and operations personnel. In addition, ISI believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for qualified personnel is intense in Santa Clara County, California, where ISI is headquartered, and there can be no assurance that ISI will be successful in attracting and retaining personnel. The failure of ISI to attract, assimilate and retain the necessary personnel could have a material adverse effect on ISI's business, financial condition and results of operations.

    ISI DEPENDS ON ITS INTELLECTUAL PROPERTY RIGHTS, AND IS SUBJECT TO THE RISKS OF INFRINGEMENT. ISI depends on its proprietary technology. Despite ISI's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy ISI's products or to reverse engineer or obtain and use information that ISI regards as proprietary. Policing unauthorized use of ISI's products is difficult, and while ISI is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in foreign countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may be issued that relate to fundamental technologies incorporated into ISI's products.

    As the number of patents, copyrights, trademarks and other intellectual property rights in ISI's industry increases, products based on its technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against ISI in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require ISI to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to ISI, or at all, which could have a material adverse affect on ISI's business, financial condition and results of operations. In addition, ISI may initiate claims or litigation against third parties for infringement of ISI's proprietary rights or to establish the validity of ISI's proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in favor of ISI, could result in significant expense to ISI and divert the efforts of ISI's technical and management personnel from productive tasks. In the event of an adverse ruling in any litigation, ISI might be required to pay substantial damages, discontinue the use and sale of infringing products and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of ISI to develop or license a substitute technology could have a material adverse affect on ISI's business, financial condition and results of operations.

    ISI RELIES ON THIRD-PARTY LICENSES FOR SOME OF ITS PRODUCTS. ISI licenses software development tool products from other companies to distribute with its own products. The inability of these third parties to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation could have a material adverse effect on ISI's business, financial condition and results of operations. In addition, ISI's products compete with products produced by some of ISI's licensors. When these licenses terminate or expire, continued license rights might not be available to ISI on reasonable terms. In addition, ISI might not be able to obtain similar products to substitute into the tool suites. The inability to license these products could have a material adverse effect on ISI's business, financial condition and results of operations.

    THE MARKET PRICE OF ISI'S STOCK HAS BEEN VOLATILE. The prices for ISI's common stock have fluctuated widely in the past. During the 12 months ended February 28, 1999, the closing price of a share of ISI common stock ranged from a high of $23.13 to a low of $6.25. The management of ISI believes that stock price fluctuations may have been caused by actual or anticipated variations in ISI's operating results, announcements of technical innovations or new products or services by ISI or its competitors, changes in earnings estimates by securities analysts and other factors, including changes in conditions of the software and other technology industries in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by ISI and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. Litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on ISI's business, financial condition and results of operations even if ISI is successful in any suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    ISI enters into foreign currency forward exchange contracts to reduce the impact of currency exchange rate fluctuations on monetary asset and liability positions. The objective of these contracts is to minimize the impact of exchange rate fluctuations on ISI's operating results. Gains and losses associated with exchange rate fluctuations on foreign currency forward exchange contracts are recorded in income as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the foreign currency forward exchange contracts are also recorded in income. All foreign currency forward exchange contracts entered into by ISI have maturities of less than one year. At February 28, 1999, ISI had approximately $3.4 million of foreign currency forward exchange contracts outstanding, all in Japanese yen. There were no foreign currency forward exchange contracts at February 28, 1998. Unrealized gains on foreign currency forward exchange contracts at February 28, 1999 were approximately $112,000.

    ISI believes that the fair market value of its portfolio of marketable securities or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of the portfolio. However, an increase in interest rates could have a material adverse effect on the fair value of the portfolio. Conversely, declines in interest rates could harm interest income from the portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUARTERLY FINANCIAL DATA

    The following table sets forth selected unaudited quarterly financial data for ISI's last eight fiscal quarters. This unaudited information has been prepared on the same basis as the audited information and, in management's opinion, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the information for the periods presented. Based on ISI's operating history and factors that may cause fluctuations in the quarterly results, quarter-to-quarter comparisons should not be relied upon as indicators of future performance.


                                                               FISCAL YEAR 1998
                                                       -------------------------------
                                                          Q1          Q2         Q3         Q4
                                                       --------     -------    -------    -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Total revenue .................................    $ 24,588     $32,170    $29,902    $33,809
    Income (loss) from operations .................    $   (449)    $   427    $ 1,352    $ 3,963
    Net income ....................................    $    221     $   935    $ 1,612    $ 3,305
    Earnings per share - basic ....................    $   0.01     $  0.04    $  0.07    $  0.14
    Earnings per share - diluted ..................    $   0.01     $  0.04    $  0.07    $  0.14
    Shares used in per share calculations - basic .      23,121      23,182     23,291     23,355
    Shares used in per share calculations - diluted      23,852      23,969     24,349     24,143


                                                               FISCAL YEAR 1999
                                                       -------------------------------
                                                          Q1          Q2         Q3         Q4
                                                       --------     -------    -------    -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Total revenue .................................    $ 31,482     $32,005    $34,962    $35,055
    Income (loss) from operations .................    $  1,514     $ 2,145    $ 3,310    $(1,295)
    Net income ....................................    $  4,050     $ 2,348    $ 3,172    $    63
    Earnings per share - basic ....................    $   0.17     $  0.10    $  0.14    $  0.00
    Earnings per share - diluted ..................    $   0.17     $  0.10    $  0.14    $  0.00
    Shares used in per share calculations - basic .      23,426      23,501     22,969     22,657
    Shares used in per share calculations - diluted      24,436      24,276     23,241     23,408


    The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by Item 10 as to directors is incorporated by reference from the section entitled "Election of Directors" in ISI's definitive Proxy Statement for its Annual Meeting of Shareholders to be held August 3, 1999. The information required by this Item as to executive officers is included in Part I under "Executive Officers of the Registrant."

    The information required by this item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" in ISI's definitive Proxy Statement for its Annual Meeting of Shareholders to be held August 3, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference from "Election of Directors- Board of Directors' Meetings and Committees," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in ISI's definitive Proxy Statement for its Annual Meeting of Shareholders to be held August 3, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in ISI's definitive Proxy Statement for its Annual Meeting of Shareholders to be held August 3, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference from "Certain Transactions" in ISI's definitive Proxy Statement for its Annual Meeting of Shareholders to be held August 3, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS


                                                                                                 PAGE
    Report of Independent Accountants                                                             28
    Consolidated Balance Sheets at February 28, 1998 and 1999                                     29
    Consolidated Statements of Income for the years ended February 28, 1997, 1998 and
      1999                                                                                        30
    Consolidated Statements of Shareholders' Equity for the years ended February 28,
      1997, 1998 and 1999                                                                         31
    Consolidated Statements of Cash Flows for the years ended February 28, 1997, 1998
      and 1999                                                                                    32
    Notes to Consolidated Financial Statements                                                    33

(a)(2) FINANCIAL STATEMENT SCHEDULE. Registrant's financial statement schedule filed herewith is as follows:

     SCHEDULE:
     Report of Independent Accountants on Schedule
     Schedule II: Valuation and Qualifying Accounts for the years ended February 28,
       1997, 1998 and 1999


(a)(3) EXHIBITS. The following exhibits are filed herewith or incorporated herein by reference:


       EXHIBIT
       -------
          3.01(i)  Registrant's Articles of Incorporation, as amended to date
                   (incorporated by reference to Exhibit Number 3.01(i) to the
                   Registrant's Form 10-K for the fiscal year ended February 28,
                   1996).

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

           10.09* Registrant's 1994 Directors Stock Option Plan (incorporated by reference to Exhibit Number 10.10 to the Registrant's Form
                   10-Q for the fiscal year ended February 28, 1994).

           10.10* Form of Stock Option Grant and Stock Option Exercise Form used in connection with Registrant's 1994 Directors Stock
                   Option Plan (incorporated by reference to Exhibit Number
                   10.11 to the Registrant's Form 10-K for the fiscal year ended
                   February 28, 1994).



       EXHIBIT
       -------
           10.11   Agreement of Purchase and Sale between Connecticut General
                   Life Insurance Company and the Registrant dated February 9,
                   1996 (incorporated by reference to Exhibit Number 10.14 to the Registrant's Form 10-K for fiscal year ended February 28,
                   1996).

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

           10.14* Registrant's 1998 Equity Incentive Plan (incorporated by reference to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 29, 1998,
                   Registration No. 333-64673).

           10.15* Form of Stock Option Grant used in connection with Registrant's 1998 Equity Incentive Plan.

           10.16*  Employment Agreement for Charles M. Boesenberg

           10.17   Registrant's Shareholders Rights Plan dated as of
                   September 24, 1998 (incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange
                   Commission on October 6, 1998.

           10.18*  Employment Termination Agreement for David St. Charles

            21.01  List of Registrant's Subsidiaries.

            23.01  Consent of Independent Accountants.

            27.01  Financial Data Schedules

            27.02  Financial Data Schedules (Restated)

            27.03  Financial Data Schedules (Restated)


-------------------
 *  Represents a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

(c) EXHIBITS. See (a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES. See (a)(2) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Integrated Systems, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of cash flows, and of shareholders' equity present fairly, in all material respects, the financial position of Integrated Systems, Inc. and its subsidiaries at February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP



San Jose, California
March 25, 1999

                            INTEGRATED SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     FEBRUARY 28,
                                                                               -----------------------
                                                                                  1998          1999
                                                                               ---------     ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents ...............................................    $  14,454     $  19,079
  Marketable securities ...................................................        6,670         9,554
  Accounts receivable, net of allowance for doubtful accounts of $2,182 and
     $1,610 in 1998 and 1999, respectively ................................       29,455        28,431
   Deferred income taxes ..................................................        1,603         2,360
   Prepaid expenses and other .............................................        4,548         5,255
                                                                               ---------     ---------
          Total current assets ............................................       56,730        64,679
Marketable securities .....................................................       46,322        49,698
Property and equipment, net ...............................................       18,428        18,633
Intangible assets, net ....................................................        2,867         3,503
Deferred income taxes .....................................................        2,363         5,322
Other assets ..............................................................        1,410         1,200
                                                                               ---------     ---------
          Total assets ....................................................    $ 128,120     $ 143,035
                                                                               =========     =========

                                 LIABILITIES
Current liabilities:
  Accounts payable ........................................................    $   5,073     $   4,761
  Accrued payroll and related expenses ....................................        4,321         6,250
  Other accrued liabilities (Note 9) ......................................        5,372        10,668
  Income taxes payable ....................................................        2,747         2,562
  Deferred revenue ........................................................       16,181        18,003
                                                                               ---------     ---------
          Total current liabilities .......................................       33,694        42,244
                                                                               ---------     ---------
Commitments and contingencies (Note 6)

                             SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000 shares authorized:
  Issued and outstanding: none in 1998 and 1999
Common stock, no par value, 50,000 shares authorized:
  Issued and outstanding: 23,339 and 22,686 shares in 1998 and 1999,
  respectively ............................................................       63,647        59,848
Accumulated other comprehensive loss ......................................       (1,290)         (759)
Retained earnings .........................................................       32,069        41,702
                                                                               ---------     ---------
          Total shareholders' equity
                                                                                  94,426       100,791
                                                                               ---------     ---------
          Total liabilities and shareholders' equity ......................    $ 128,120     $ 143,035
                                                                               =========     =========


  The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       YEAR ENDED FEBRUARY 28,
                                                                                  1997          1998          1999
                                                                                ---------     ---------     --------
Revenue:
   Product .................................................................    $  66,546     $  68,619     $ 76,622
   Services ................................................................       38,917        51,850       56,882
                                                                                ---------     ---------     --------
     Total revenue .........................................................      105,463       120,469      133,504
                                                                                ---------     ---------     --------
Costs and expenses:
   Cost of product revenue .................................................        8,824        14,373       16,169
   Cost of services revenue ................................................       19,071        27,430       22,323
   Marketing and sales .....................................................       38,963        42,701       48,743
   Research and development ................................................       17,264        18,823       18,625
   General and administrative ..............................................        8,377        11,161       12,940
   Acquisition-related and other ...........................................        5,676          --          8,507
   Amortization of intangible assets .......................................          349           688          523
                                                                                ---------     ---------     --------
     Total costs and expenses ..............................................       98,524       115,176      127,830
                                                                                ---------     ---------     --------
       Income from operations ..............................................        6,939         5,293        5,674
Interest and other income ..................................................        4,220         3,908        4,962
                                                                                ---------     ---------     --------
       Income before income taxes ..........................................       11,159         9,201       10,636
Provision for income taxes .................................................        3,905         3,128        1,003
                                                                                ---------     ---------     --------
       Net income ..........................................................    $   7,254     $   6,073     $  9,633
                                                                                =========     =========     ========
Other comprehensive income (loss), net of taxes:
   Unrealized gain (loss) on marketable securities .........................    $    (185)         --       $     60

   Foreign currency translation adjustments ................................    $  (1,130)    $    (308)         471
                                                                                ---------     ---------     --------
Comprehensive income .......................................................    $   5,939     $   5,765     $ 10,164
                                                                                =========     =========     ========

Earnings per share - basic .................................................    $    0.32     $    0.26     $   0.42
                                                                                =========     =========     ========
Earnings per share - diluted ...............................................    $    0.31     $    0.25     $   0.40
                                                                                =========     =========     ========

Shares used in per share calculations - basic ..............................       22,437        23,237       23,138
                                                                                =========     =========     ========
Shares used in per share calculations - diluted ............................       23,508        24,078       23,840
                                                                                =========     =========     ========



  The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                    UNREALIZED
                                                                                      HOLDING
                                                                COMMON STOCK        GAIN (LOSS), TRANSLATION  RETAINED
                                                             SHARES      AMOUNT         NET      ADJUSTMENTS  EARNINGS     TOTAL
                                                             ------     --------     --------     -------     --------   ---------
BALANCES, MARCH 1, 1996 .................................    21,206     $ 40,283     $    333        --       $ 17,660   $  58,276
  Exercise of common stock options ......................       651        2,344                                             2,344
  Common stock issued under Employee
     Stock Purchase Plan ................................        51          975                                               975
  Tax benefit from disqualifying
     dispositions of common stock .......................                  4,908                                             4,908
  Pooling of interests with Epilogue ....................       631           26                                 1,082       1,108
  Issuance of common stock in connection
     with secondary offering ............................       500       12,774                                            12,774
  Foreign currency translation adjustments, net .........                                        $ (1,130)                  (1,130)
  Purchase of Doctor Design common stock for cash .......                   (152)                                             (152)
  Unrealized holding loss on marketable securities, net .                                (185)                                (185)
  Net income ............................................                                                        7,254       7,254
                                                           --------     --------     --------     -------     --------   ---------
BALANCES, FEBRUARY 28, 1997 .............................    23,039       61,158          148      (1,130)      25,996      86,172
  Exercise of common stock options ......................       291        1,408                                             1,408
  Common stock issued under Employee
     Stock Purchase Plan ................................       144        1,660                                             1,660
  Tax benefit from disqualifying
     dispositions of common stock .......................                  1,093                                             1,093
  Repurchase of common stock ............................      (135)      (1,672)                                           (1,672)
  Foreign currency translation adjustments, net .........                                            (308)                    (308)
  Unrealized holding gain (loss) on marketable
    securities, net .....................................                                --                                   --
  Net income ............................................                                                        6,073       6,073
                                                           --------     --------     --------     -------     --------   ---------
BALANCES, FEBRUARY 28, 1998 .............................    23,339       63,647          148      (1,438)      32,069      94,426
  Exercise of common stock options ......................       298        1,835                                             1,835
  Common stock issued under Employee
     Stock Purchase Plan ................................       120        1,446                                             1,446
  Tax benefit from disqualifying
     dispositions of common stock .......................                  1,129                                             1,129
  Repurchase of common stock ............................    (1,071)      (8,744)                                           (8,744)
  Compensation charge from common stock options .........                    535                                               535
  Foreign currency translation adjustments, net .........                                             471                      471
  Unrealized holding gain on marketable securities, net .                                  60                                   60
  Net income ............................................                                                        9,633       9,633
                                                           --------     --------     --------     -------     --------   ---------
BALANCES, FEBRUARY 28, 1999 .............................    22,686     $ 59,848     $    208     $  (967)    $ 41,702   $ 100,791
                                                           ========     ========     ========     =======     ========   =========




  The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEAR ENDED FEBRUARY 28,
                                                                                 1997         1998         1999
                                                                               --------     --------     --------
 Cash flows from operating activities:
  Net income ..............................................................    $  7,254     $  6,073     $  9,633
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ..........................................       4,955        5,594        6,192
   Write-downs of intangible assets .......................................         616         --           --
   Deferred income taxes...................................................        (399)        (997)      (3,756)
   Provisions for doubtful accounts receivable ............................         900        2,955          326
   Net income from unconsolidated subsidiary ..............................        (604)        --           --
   Compensation charge related to common stock options ....................        --           --            535
   Changes in assets and liabilities:
     Accounts receivable                                                         (8,960)      (4,222)         962
     Prepaid expenses and other                                                    (257)        (412)        (707)
     Accounts payable, accrued payroll and other accrued liabilities ......      (1,448)       2,702        6,913
     Income taxes payable .................................................      (3,397)       1,305         (185)
     Deferred revenue .....................................................       2,326        3,560        1,822
     Other assets and liabilities .........................................        (779)        (553)         126
                                                                               --------     --------     --------
         Net cash provided by operating activities ........................         207       16,005       21,861
                                                                               --------     --------     --------
Cash flows from investing activities:
   Purchases of marketable securities......................................     (24,836)     (52,354)     (26,036)
   Maturities of marketable securities ....................................      14,374        3,763        5,864
   Sales of marketable securities .........................................       8,697       24,709       14,012
   Additions to property and equipment ....................................     (16,012)      (4,268)      (4,424)
   Disposals of property and equipment ....................................         805           99         --
   Capitalized software development costs .................................      (1,540)      (1,344)      (2,525)
   Net cash acquired in acquisitions ......................................       2,868         --           --
   Other ..................................................................      (1,042)        --           --
                                                                               --------     --------     --------
         Net cash used in investing activities ............................     (16,686)     (29,395)     (13,109)
                                                                               --------     --------     --------
Cash flows from financing activities:
   Repurchase of common stock .............................................        --         (1,672)      (8,744)
   Proceeds from issuance of common stock .................................      12,774         --           --
   Proceeds from exercise of common stock options and purchases under
     Employee Stock Purchase Plan .........................................       3,319        3,068        3,281
   Tax benefit from disqualifying dispositions of common stock ............       4,908        1,093        1,129
   Other ..................................................................        (374)        --           --
                                                                               --------     --------     --------
         Net cash provided by (used in) financing activities ..............      20,627        2,489       (4,334)
                                                                               ========     ========     ========
Effect of exchange rate fluctuations on cash and cash equivalents .........        (385)        (230)         207
Net increase (decrease) in cash and cash equivalents ......................       3,763      (11,131)       4,625
Cash and cash equivalents at beginning of year ............................      21,822       25,585       14,454
                                                                               --------     --------     --------
Cash and cash equivalents at end of year ..................................    $ 25,585     $ 14,454     $ 19,079
                                                                               ========     ========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes, net ........................    $  2,346     $  1,243     $  3,293
Supplemental schedule of noncash investing activities:
   Unrealized holding gain (loss) on marketable securities, before tax
     effects ..............................................................    $   (309)    $   --       $    100



  The accompanying notes are an integral part of these consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Integrated Systems, Inc. provides solutions for embedded software development consisting of real-time operating systems and software components for embedded microprocessors; tools for designing, developing and optimizing embedded applications; networking products for device connectivity and device management; and engineering design services for accelerated co-sourced product development. ISI's products help users accelerate the design, development, debugging, implementation and maintenance of embedded software. ISI's products and services reduce the expense associated with embedded software and system development and enable customers to develop systems featuring greater functionality, enhanced performance, improved reliability and ease-of-use. ISI markets and supports its products and provides services on a worldwide basis to a variety of users in a broad range of industries, including telecommunications, data communications, automotive, consumer electronics, office products and point-of-sale, and aerospace. Founded in 1980, ISI is headquartered in Sunnyvale, California, with a sales and service presence extending throughout Asia, Europe, and the Americas.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Integrated Systems, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies that are not controlled are carried at cost plus ISI's equity in undistributed earnings since acquisition.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents, which are held at a variety of financial institutions, include demand deposits, money market accounts and all highly liquid debt instruments with an original or remaining maturity at the date of purchase of three months or less. ISI has not experienced any material losses relating to any investment instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

    The amounts reported for cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to approximate fair values based upon comparable market information available at February 28, 1999. The fair values of ISI's marketable securities are set forth in Note 3.

    Financial instruments that potentially subject ISI to concentrations of credit risks comprise, principally, cash, cash equivalents, investments in marketable securities and accounts receivable. ISI invests its excess cash in government securities, tax exempt municipal securities, preferred stock, Eurodollar notes and bonds, time deposits, certificates of deposit, commercial paper rated Aa or better and other specific money market and corporate instruments of similar liquidity and credit quality. With respect to accounts receivable, ISI's customer base is dispersed across many different geographic areas. ISI performs ongoing evaluations of its customers' financial condition and generally does not require collateral. ISI maintains allowances for potential credit losses.

                            INTEGRATED SYSTEMS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK - (CONTINUED)

    In the normal course of business, ISI has exposures to foreign currency fluctuations arising from foreign currency-denominated sales, purchases and intercompany transactions. ISI uses foreign currency forward exchange contracts to limit its exposure to exchange losses arising from foreign currency payables and receivables. ISI evaluates its net exposure therefrom and enters into forward contracts to hedge the net exposure. These contracts are executed with credit-worthy financial institutions and are denominated in currencies of major industrial nations. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact ISI's results. Costs associated with entering into such contracts are expensed as incurred and are not material to ISI's financial results. ISI's outstanding contracts at February 28, 1999 are set forth in Note 4.

    ISI licenses software development tool products from other companies to distribute with its own products. The inability of these third parties to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation could have a material adverse effect on ISI's business, financial condition and results of operations. In addition, ISI's products compete with those produced by certain of ISI's licensors. When these licenses terminate or expire, continued license rights might not be available to ISI on reasonable terms. In addition, ISI might not be able to obtain similar products to substitute into the tool suites. The inability to license such products could have a material adverse effect on ISI's business, financial condition and results of operations.

MARKETABLE SECURITIES

    All marketable securities are classified as available-for-sale and therefore are carried at fair value. Marketable securities classified as current assets have scheduled maturities of less than one year, while marketable securities classified as noncurrent assets have scheduled maturities of more than one year. Unrealized holding gains and losses on such securities are reported net of related taxes in shareholders' equity. Realized gains and losses on sales of all such securities are reported in interest and other income and computed using the specific identification cost method.

REVENUE RECOGNITION

     Effective March 1, 1998, ISI adopted Statement of Position 97-2
("SOP 97-2"), "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2". SOP 97-2 and SOP 98-4 provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on ISI's financial position, results of operations or cash flows.

    PRODUCT REVENUE. Product revenue consists principally of fees from the licenses and sale of software products. Product licensing fees, including advanced production royalty payments, are generally recognized when a customer purchase order has been received, a license agreement has been executed, the fee is fixed and determinable, the software has been shipped and collection of the resulting account receivable is probable.

    SERVICES REVENUE. Services revenue consists principally of maintenance and renewal fees for providing product updates, technical support and related services for software products, and engineering and consulting services fees. Software maintenance revenue is recognized ratably over the related service period. License renewal fees, which are substantially less than the initial license, are recognized ratably over the license term. Revenue from separately sold maintenance contracts is recognized ratably over the related service period. The basis for revenue recognition on engineering and consulting services contracts depends on the contractual terms. For cost reimbursement and firm fixed price contracts, revenues are recognized as the work is performed, based on the ratio of incurred costs to estimated total completion costs. For time-and-material contracts, revenues are recognized on the basis of direct labor hours and other direct costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable.

                            INTEGRATED SYSTEMS. INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION - (CONTINUED)

    For contracts with multiple elements (e.g., deliverable and undeliverable products, maintenance and other services), ISI allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to ISI, or for products not yet being sold separately, the price established by management. ISI recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. For revenue allocated to training and consulting services, ISI recognizes revenue as the related services are performed.

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

SOFTWARE DEVELOPMENT COSTS

    ISI capitalizes certain costs to develop computer software to be licensed or otherwise marketed to customers. Capitalization of software development costs begins upon the establishment of technical feasibility of the product. Technological feasibility is established at the completion of detailed program design and testing. Capitalized software development costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over three years. ISI evaluates the estimated net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the net book value is in excess of net realizable value. Software development costs included in intangible assets at February 28, 1998 and 1999, were $2,144,000 and $3,297,000, respectively, net of accumulated amortization of $3,660,000 and $5,032,000, respectively. Capitalized software development costs were $1,540,000, $1,344,000, and $2,525,000 in fiscal years 1997, 1998 and 1999, respectively. Amortization, which is included in cost of product revenue, was $968,000, $949,000, and $1,372,000 in fiscal years 1997, 1998 and 1999, respectively.

INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill, purchased software and capitalized software development costs. Goodwill and purchased software are amortized on a straight-line basis over their estimated useful lives. ISI periodically evaluates the recoverability of goodwill and purchased software based upon estimated undiscounted future cash flows from the related products and businesses acquired.

EMPLOYEE STOCK PLANS

    ISI accounts for its stock option plans and its Employee Stock Purchase Plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based plans and became effective in ISI's fiscal year 1997. ISI is continuing to account for its employee stock plans in accordance with the provisions of APB 25, and has provided pro-forma disclosure in Note 7 as if the measurement provisions of SFAS No. 123 had been adopted.

                            INTEGRATED SYSTEMS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME TAXES

    ISI's provision for income taxes is comprised of its current tax liability and the change in its deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING

    ISI expenses advertising costs as they are incurred. Advertising expense for fiscal years 1997, 1998 and 1999 was $1,566,000, $2,643,000, and $2,195,000,
respectively.

COMPUTATION OF EARNINGS PER SHARE

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

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. Revenues and expenses are translated at the average rates prevailing during the year. The related gains and losses from translation are recorded as translation adjustments in shareholders' equity. Foreign currency transaction gains and losses, as well as translation adjustments for assets and liabilities of foreign operations where the functional currency is the U.S. dollar, are included in results of operations, and have been immaterial.

COMPREHENSIVE INCOME

     ISI has adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income". ISI's unrealized gains and losses on marketable securities and foreign currency translation adjustments represent the only components of comprehensive income that are excluded from net income. The components of ISI's other comprehensive income are reported, net of tax, in the Consolidated Statements of Income and Comprehensive Income and in the Consolidated Statements of Shareholders' Equity. For fiscal years 1997, 1998 and 1999, the tax effect on ISI's unrealized gains and losses on marketable securities was $124,000, nil and $40,000, respectively. The tax effect on foreign currency translation adjustments was nil in fiscal years 1997 and 1998, and $521,000 in fiscal year 1999.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported income from operations, net income, or shareholders' equity.

                            INTEGRATED SYSTEMS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. ISI is currently evaluating the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for ISI's fiscal year ending February 29, 2000.

    Also in April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. This statement will be effective for ISI's fiscal year ending February 29, 2000. ISI has not yet determined the impact, if any, of adopting SOP 98-5.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which supercedes and amends a number of existing standards. The statement is effective for ISI's fiscal year 2001, but earlier application is permitted. The impact of the adoption of this statement, if any, on the financial statements of ISI has not yet been determined.

    In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". This statement supercedes SOP 98-4 and clarifies one of the provisions of SOP 97-2. SOP 98-9 is effective for all transactions entered into by ISI in fiscal year 2001. The adoption of this statement is not expected to have a material impact on ISI's operating results, financial position or cash flows.

2.  ACQUISITIONS

MERGER WITH EPILOGUE

     In July 1996, ISI acquired Epilogue Technology Corporation, by issuing 630,963 shares of common stock in exchange for all outstanding Epilogue common and preferred stock. ISI also assumed stock options that converted into options to purchase 69,033 shares of ISI's common stock. The business combination was accounted for as a pooling of interests. Results of operations of Epilogue have been included from the date of acquisition. Prior period results have not been restated to include Epilogue operations as such operations were insignificant. Prior to the business combination, Epilogue was a developer and distributor of network management and embedded Internet software for telecommunications and datacommunications equipment manufacturers, embedded software suppliers and networking related integrated circuit manufacturers. ISI has integrated the business of Epilogue with that of ISI.

ACQUISITION OF DIAB DATA

In November 1996, ISI revised the terms of the acquisition of Diab Data and paid bonuses to management and employees of Diab Data of $4.8 million. In addition, as a result of the revision in terms, ISI was required to consolidate the results of this subsidiary, which previously had been accounted for under the equity method of accounting. Accordingly, the operating results of Diab Data have been consolidated with those of ISI beginning December 1, 1996.

                            INTEGRATED SYSTEMS. INC.

3.  MARKETABLE SECURITIES

    Marketable securities at February 28, 1998 are summarized below (in thousands):


                                         FAIR           COST       UNREALIZED   UNREALIZED  UNREALIZED
                                         VALUE          BASIS        GAINS        LOSSES     NET GAINS
                                       --------        -------     ----------   ----------  ----------
    U.S. Government securities .       $ 49,235        $49,014       $ 288        $ (67)       $221
    Municipal securities .......          3,757          3,731          26         --            26
                                       --------        -------       -----        -----        ----
                                       $ 52,992        $52,745       $ 314        $ (67)        247
                                       ========        =======       =====        =====        ====
    Related deferred taxes .....                                                                (99)
                                                                                               ----
    Unrealized holding gain, net                                                               $148
                                                                                               ====


    Marketable securities at February 28, 1999 are summarized below (in thousands):

                                         FAIR           COST       UNREALIZED   UNREALIZED  UNREALIZED
                                         VALUE          BASIS        GAINS        LOSSES     NET GAINS
                                       --------        -------     ----------   ----------  ----------

    U.S. Government securities .       $ 58,515        $58,176       $ 437        $ (98)      $ 339
    Municipal securities .......            737            730           7            0           7
                                       --------        -------       -----        -----       -----
                                       $ 59,252        $58,906       $ 444        $ (98)        346
                                       ========        =======       =====        =====       =====
    Related deferred taxes .....                                                               (138)
                                                                                              -----
    Unrealized holding gain, net                                                              $ 208
                                                                                              =====


    At February 28, 1999, all marketable debt securities classified as current assets have scheduled maturities of less than one year. Marketable debt securities classified as noncurrent assets have scheduled maturities of one to five years. Gross realized gains on sales of available-for-sale securities were $424,000, $450,000 and zero in fiscal years 1997, 1998 and 1999, respectively.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

    ISI enters into foreign currency forward exchange contracts to hedge the value of recorded foreign currency denominated transactions against fluctuations in exchange rates. The purpose of ISI's foreign exchange exposure management policy and practices is to attempt to minimize the impact of exchange rate fluctuations on the value of the foreign currency denominated assets and liabilities being hedged. All foreign currency forward exchange contracts entered into by ISI have maturities of 360 days or less. ISI's total contracted foreign currency forward exchange contracts, all in Japanese yen, at February 28, 1999 cost approximately $3.4 million and had associated unrealized exchange gains of $112,000. ISI had no foreign currency forward exchange contracts at February 28, 1998.

5.  PROPERTY AND EQUIPMENT, NET (IN THOUSANDS):


                                                                                            FEBRUARY 28,
                                                                                       ---------------------
                                                                                         1998         1999
                                                                                       --------     --------
    Building ......................................................................    $  6,587     $  6,587
    Building improvements .........................................................         586          706
    Furniture and fixtures ........................................................       2,527        2,207
    Computer equipment ............................................................      17,785       21,715
    Leasehold improvements ........................................................         129          418
                                                                                       --------     --------
                                                                                         27,614       31,633
    Less accumulated depreciation and amortization ................................     (14,586)     (18,400)
                                                                                       --------     --------
                                                                                         13,028       13,233
    Land ..........................................................................       5,400        5,400
                                                                                       --------     --------
                                                                                       $ 18,428     $ 18,633
                                                                                       ========     ========


Depreciation expense was $3,131,000, $3,697,000 and $4,219,000 in fiscal years 1997, 1998 and 1999, respectively.

                            INTEGRATED SYSTEMS, INC.

6.  LEASEHOLD COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    Future minimum lease payments under all noncancelable operating leases amount to approximately $2,463,000, $1,987,000, $891,000, $181,000, $105,000 and
$477,000 for fiscal years 2000, 2001, 2002, 2003, 2004 and thereafter, respectively. Rent expense for fiscal years 1997, 1998 and 1999 was $1,633,000, $2,372,000, and $2,577,000, respectively.

CONTINGENCIES

    ISI is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While management does not believe that the outcome of any of the legal matters will have a material adverse effect on ISI's consolidated financial position, legal matters are subject to inherent uncertainties and thus, there can be no assurance that these matters will be resolved favorably to ISI.

7. SHAREHOLDERS' EQUITY

COMMON STOCK SPLIT AND COMMON STOCK REPURCHASE PROGRAM

    On March 4, 1996 ISI's Board of Directors authorized a two-for-one stock split which was effective on April 5, 1996 for the shareholders of record on March 18, 1996. All share and per share information in the accompanying financial statements has been restated to give retroactive recognition to the stock split for all periods presented.

    In April 1997, ISI announced that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of common stock for cash from time-to-time at market prices pursuant to a repurchase program. During fiscal year 1998 ISI repurchased 135,000 shares of common stock in open market transactions for approximately $1.7 million under this stock repurchase program. In September 1998, the Board of Directors approved the repurchase of an additional 1,000,000 shares of common stock under this program. During fiscal year 1999, ISI repurchased 1,071,000 shares of common stock in open market transactions for approximately $8.7 million, bringing the total number of shares repurchased under this program to 1,206,000 shares.

COMMON STOCK OPTION PLANS

    At February 28, 1999, ISI had reserved 5,387,527 shares of common stock for issuance under various stock option plans. The plans provide for the granting of incentive stock options to officers and employees of ISI and nonqualified stock options to officers, employees, directors and consultants of ISI ("Participants") at prices not less than fair market value (as determined by the Compensation Committee of the Board of Directors) on the date of grant. Options are exercisable at times and in increments as specified by the Compensation Committee. Options generally vest over four or five years and expire in ten years.

         In September 1998, ISI's 1988 Stock Option Plan expired. On March 30, 1998, the Board of Directors of ISI approved the adoption of the 1998 Equity Incentive Plan, which provides for awards of options to purchase shares of common stock, restricted stock and stock bonuses (collectively "Awards"). The number of shares of common stock issuable under the 1998 Plan was initially set at 1,000,000 shares. The 1998 Plan was approved by shareholders in July 1998, and became effective in September 1998. All equity awards previously granted under the 1988 Plan continue to be governed by the terms of the 1988 Plan and the individual option grants. Shares that become available due to cancellations or forfeiture of equity awards outstanding under the 1988 Plan will become available for issuance under the 1998 Plan. The 1998 Plan is administered by the Compensation Committee of the Board of Directors.

                            INTEGRATED SYSTEMS, INC.

7.  SHAREHOLDERS' EQUITY - (CONTINUED)

COMMON STOCK OPTION PLANS - (CONTINUED)

         The 1998 Plan permits the granting of options that are intended to qualify either as Incentive Stock Options ("ISOs") or Nonqualified Stock Options ("NQSOs"). ISOs may be granted only to employees (including officers and directors who are also employees) of ISI or any parent or subsidiary of ISI. The exercise price for each ISO share must be no less than 100% of the "fair market value" (as defined in the 1998 Plan) of a share of common stock at the time of grant. The exercise price of an ISO granted to a 10% shareholder must be no less than 110% of the fair market value of a share of common stock at the time of grant. The exercise price for each NQSO share must be no less than 85% of the fair market value of a share of common stock at the time of grant. Options granted under the 1998 Plan will have a term of up to ten years, except for ISOs granted to 10% shareholders, which will have a term of up to five years.

         The Committee may grant Participants Restricted Stock Awards to purchase stock under the 1998 Plan, under such terms, conditions and restrictions as the Committee may determine. These restrictions may be based upon completion of a specified number of years of service with ISI or upon completion of performance goals as determined by the Committee on the date of the Award. The purchase price of shares sold pursuant to a Restricted Stock Award will be determined by ISI on the date of the Award (and in the case of an Award granted to a 10% shareholder, the purchase price shall be 100% of fair market value).

         In addition, the Committee may grant Stock Bonus Awards under the 1998 Plan, with such terms, conditions and restrictions as the Committee may determine. A Stock Bonus Award may be awarded upon satisfaction of such performance goals as determined by the Committee at the date of the Award.

         Unless terminated earlier as provided in the 1998 Plan, the 1998 Plan will expire in March 2008, ten years after the date the Board adopted the 1998 Plan.

    Activity under these plans is as follows (in thousands, except share and per share amounts):


                                                                     OPTIONS OUTSTANDING
                                                        ----------------------------------------------
                                         SHARES          NUMBER OF           WEIGHTED
                                       AVAILABLE        SHARES UNDER     AVERAGE EXERCISE
                                       FOR GRANT           OPTION         PRICE PER SHARE      TOTAL
                                       ----------       ------------   --------------------   --------
BALANCES, MARCH 1, 1996 ........        2,042,840         2,525,920           $  7.40         $ 18,704
  Assumption of Epilogue Options             --              69,033           $  7.50              518
  Options granted ..............       (1,051,798)        1,051,798           $ 23.64           24,867
  Options exercised ............             --            (651,390)          $  3.60           (2,344)
  Options canceled .............          184,453          (194,701)          $ 12.85           (2,501)
                                       ----------        ----------                           --------
BALANCES, FEBRUARY 28, 1997 ....        1,175,495         2,800,660           $ 14.01           39,244
  Options granted ..............       (2,238,990)        2,238,990           $ 10.70           23,948
  Options exercised ............             --            (290,661)          $  4.84           (1,408)
  Options canceled .............        1,823,273        (1,823,273)          $ 18.22          (33,218)
  Shares added to 1988 Plan ....        1,000,000              --                                 --
                                       ----------        ----------                           --------
BALANCES, FEBRUARY 28, 1998 ....        1,759,778         2,925,716           $  9.76           28,566
  Options granted ..............       (1,859,950)        1,859,950           $ 14.39           26,770
  Options exercised ............             --            (297,967)          $  6.16           (1,835)
  Options canceled .............          281,192          (281,192)          $ 14.65           (4,118)
  Adoption of 1998 Plan ........        1,000,000              --                                 --
                                       ----------        ----------                           --------
BALANCES, FEBRUARY 28, 1999 ....        1,181,020         4,206,507           $ 11.74         $ 49,383
                                       ==========        ==========                           ========


                            INTEGRATED SYSTEMS, INC.

7.  SHAREHOLDERS' EQUITY - (CONTINUED)

COMMON STOCK OPTION PLANS - (CONTINUED)

The following table summarizes information with respect to stock options outstanding at February 28, 1999:


                                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                          -----------------------------------------------    ------------------------------
                                                               WEIGHTED
                                              NUMBER           AVERAGE                           NUMBER
                                          OUTSTANDING AT      REMAINING       WEIGHTED       EXERCISABLE AT     WEIGHTED
                                           FEBRUARY 28,      CONTRACTUAL      AVERAGE         FEBRUARY 28,      AVERAGE
RATIO OF EXERCISE PRICE PER SHARE              1999          LIFE (YEARS)  EXERCISE PRICE         1999       EXERCISE PRICE
---------------------------------         --------------     ------------  --------------    --------------  --------------
$0.67 - $1.35                                  52,931            4.54         $    1.05          46,547         $    1.01
$3.06 - $3.88                                 117,255            4.27         $    3.32         117,255         $    3.32
$4.50 - $6.88                                 299,703            5.06         $    5.09         287,455         $    5.11
$7.40 - $10.88                              2,514,707            8.55         $    9.78         725,518         $    9.58
$11.13 - $15.38                               287,709            8.29         $   13.49         127,370         $   13.29
$17.23 - $24.00                               928,202            8.32         $   20.22         144,011         $   19.72
$28.25 - $35.63                                 6,000            7.36         $   29.48           3,762         $   29.29
                                           ----------                                        ----------
                                            4,306,507            8.06         $   11.74       1,451,918         $    9.30
                                           ==========                                        ==========


    In April 1997, ISI offered employees the right to cancel certain outstanding stock options and receive new options with a new exercise price. The new exercise prices range from $8.75 to $10.50 per share, based on the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 1,222,132 shares at original exercise prices ranging from $14.625 to $35.625 per share were canceled and new options issued in April 1997. Vesting under the new options commenced on the date the individual employees agreed to cancel their original options, and occurs over a four year period. Total options exercisable at February 28, 1997 and 1998 were 833,000 and 767,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    At February 28, 1999, ISI had reserved a total of 288,801 shares of common stock for issuance under its 1990 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide eligible employees of ISI with a means of acquiring common stock of ISI through payroll deductions. The purchase price of stock under the ESPP cannot be less than 85% of the lower of the fair market value on the specified purchase date or the beginning of the offering period. During fiscal years 1997, 1998 and 1999, approximately 51,000 shares, 144,000 shares, and 120,000 shares, respectively, were sold through the ESPP. The aggregate fair value and weighted average fair value per share of purchase rights under the ESPP in fiscal years 1997, 1998 and 1999 were $667,000, $757,000, and $728,000, and $11.09, $6.26 and $4.16, respectively.

                            INTEGRATED SYSTEMS, INC.

7.  SHAREHOLDERS' EQUITY - (CONTINUED)

PRO FORMA STOCK-BASED COMPENSATION

    ISI has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost has not been recognized in ISI's Consolidated Statements of Income for ISI's stock option plans or ESPP. Had compensation cost for ISI's stock option plans and ESPP been determined under the fair value provisions of SFAS No. 123 for awards granted subsequent to February 28, 1995, ISI's net income and net income per share for the years ended February 28, 1997, 1998 and 1999 would have been reduced to the pro-forma amounts indicated below (in thousands, except per share amounts):


                                                                                        YEAR ENDED
                                                                                       FEBRUARY 28,
                                                                               ---------------------------
                                                                                1997        1998     1999
                                                                               ------      ------   ------
    Net income - as reported...........................................        $7,254      $6,073   $9,633
    Net income - pro forma.............................................        $4,497      $2,447   $5,085
    Basic net income per share - as reported...........................        $ 0.32      $ 0.26   $ 0.42
    Basic net income per share - pro forma.............................        $ 0.20      $ 0.11   $ 0.22
    Diluted net income per share - as reported.........................        $ 0.31      $ 0.25   $ 0.40
    Diluted net income per share - pro forma...........................        $ 0.19      $ 0.11   $ 0.21


The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years.

The aggregate fair value and weighted average fair value per share of options granted in fiscal years 1997, 1998 and 1999 were $17.0 million, $8.8 million and $15.5 million, and $16.15, $3.92 and $8.31 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:


                                                                                      YEAR ENDED
                                                                                     FEBRUARY 28,
                                                                           --------------------------------
                                                                             1997       1998        1999
                                                                           ---------  ---------   ---------
    Expected volatility................................................       79.67%     71.18%      72.51%
    Risk-free interest rate............................................        6.15%      6.28%       4.90%
    Expected life .....................................................    5.0 years  4.5 years   4.0 years
    Expected dividend yield............................................        0.00%      0.00%       0.00%


ISI has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model, with the following assumptions for rights granted in 1997, 1998 and 1999:


                                                                                      YEAR ENDED
                                                                                     FEBRUARY 28,
                                                                           --------------------------------
                                                                             1997       1998        1999
                                                                           ---------  ---------   ---------
    Expected volatility................................................       83.16%     69.65%      86.59%
    Risk-free interest rate............................................        5.81%      5.56%       4.68%
    Expected life .....................................................    0.5 years  0.5 years   0.5 years
    Expected dividend yield............................................        0.00%      0.00%       0.00%


                            INTEGRATED SYSTEMS, INC.

7.  SHAREHOLDERS' EQUITY - (CONTINUED)

PRO FORMA STOCK-BASED COMPENSATION - (CONTINUED)

    In September 1998, ISI's Board of Directors adopted a shareholder rights plan declaring a dividend of one preferred share purchase right for each share of ISI's common stock outstanding on October 15, 1998 (the "Record Date") and further directing the issuance of one such right with respect to each share of ISI's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on September 30, 2008.

    The rights are initially attached to ISI's common stock and will not trade separately. If a person or a group acquires 20 percent or more of ISI's common stock (an "Acquiring Person"), or announces an intention to make a tender offer for ISI's common stock, the consummation of which would result in a person or group acquiring 20 percent or more of ISI's common stock, then the rights will be distributed and will thereafter trade separately from the common stock.

    In the event rights are distributed, each right may be exercised for 1/200th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $55.00. The preferred stock has been structured so that the value of 1/200th of a share of such preferred stock will approximate the value of one share of common stock.

    Upon a person or group becoming an Acquiring Person, holders of the rights (other than the Acquiring Person) will have the right to acquire shares of ISI's common stock at a substantially discounted price. Additionally, if a person or group becomes an Acquiring Person and ISI is acquired in a merger or other business combination, or 50 percent or more of its assets are sold in a transaction with an Acquiring Person, the holders of rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price.

    Subsequent to a person or group becoming an Acquiring Person, ISI's Board of Directors may, at its option, require the exchange of outstanding rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of ISI's common stock per right.

    The Board of Directors may redeem outstanding rights at any time prior to a person or group becoming an Acquiring Person at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by the Board.

8.  401(K) AND PENSION PLANS

    ISI has two 401(k) Plans ("the Plans") that cover essentially all domestic employees. Each eligible employee may elect to contribute to the Plans, through payroll deductions, up to 15% of their compensation, subject to certain limitations. ISI is obligated to make matching contributions on behalf of each participating employee in an amount equal to 25% of an employee's contribution, up to 2% of the employee's compensation. For individuals who were employed by ISI prior to December 1, 1994, ISI contributions are fully vested on the date of contribution. For individuals who became employed subsequent to November 30, 1994, ISI contributions vest ratably over a six-year period. ISI's contributions charged against income totaled approximately $410,000, $481,000, and $569,000 in fiscal years 1997, 1998 and 1999, respectively. ISI also has a number of defined contribution pension plans, primarily to cover international employees, which are not material to ISI's results of operations.

                            INTEGRATED SYSTEMS, INC.

9.  ACQUISITION-RELATED AND OTHER COSTS

    In association with the acquisition of Epilogue and the revision of the terms of the Diab Data acquisition (see Note 2), ISI incurred costs in fiscal year 1997 as set forth below. In addition, in fiscal year 1999, ISI incurred costs related to the settlement of an arbitration and the transition of its Chief Executive Officer.

    In October 1997, Green Hills Software, Inc., a supplier, filed a demand for arbitration against ISI, alleging among other things, breach of contract, fraud, negligent misrepresentation and misappropriation of trade name in connection with a VAR licensing agreement the companies entered into in 1993. In December 1997, ISI responded to the arbitration demand, and filed a counter-claim against Green Hills. In February 1999, the arbitration panel found both parties to be in breach of contract. As a result of the panel's findings, the VAR licensing agreement between the two companies was terminated effective January 31, 1999, and ISI was ordered to pay Green Hills $3.5 million, plus legal costs. These arbitration-related expenses were recognized in the fourth quarter of fiscal year 1999.

    Acquisition-related and other costs for fiscal years 1997, 1998 and 1999 consisted of (in thousands):


                                                                   YEAR ENDED FEBRUARY 28,
                                                                 --------------------------
                                                                  1997       1998     1999
                                                                 ------     ------   ------
    Arbitration award and related legal costs................      --         --     $6,264
    Executive transition costs...............................      --         --      2,243
    Bonus payments to management and employees of acquired
    company..................................................    $4,750       --       --
    Purchased software written off...........................       616       --       --
    Professional fees and other acquisition costs ...........       310       --       --
                                                                 ------     ------   ------
                                                                 $5,676       --     $8,507
                                                                 ======     ======   ======


   As of February 28, 1999, arbitration-related costs of $4.8 million were included in Other Accrued Liabilities.

10. INCOME TAXES

    The provision for income taxes included the following (in thousands):


                                                                   YEAR ENDED FEBRUARY 28,
                                                                 ---------------------------
                                                                  1997       1998     1999
                                                                 ------     ------   -------
    Federal:
      Current........................................            $2,546     $2,691   $ 2,577
      Deferred.......................................               245       (955)   (2,951)
                                                                  2,791      1,736      (374)
                                                                 ------     ------   -------
    State:
      Current........................................               884        463       276
      Deferred.......................................                43        (88)     (810)
                                                                 ------     ------   -------
                                                                    927        375      (534)
                                                                 ------     ------   -------
    Foreign..........................................               187      1,017     1,911
                                                                 ------     ------   -------
                                                                 $3,905     $3,128   $ 1,003
                                                                 ======     ======   =======


                            INTEGRATED SYSTEMS, INC.

10. INCOME TAXES - (CONTINUED)

    The reconciliation between the effective tax rates and statutory federal income tax rates is shown in the following table:


                                                                   YEAR ENDED FEBRUARY 28,
                                                                 ---------------------------
                                                                  1997       1998     1999
                                                                 ------     ------   -------
    Statutory federal income tax rate....................         35.0%      34.0%     35.0%
    State taxes, net of federal income tax benefit.......          5.5        5.0       4.6
    Acquisition-related costs............................          1.0        --        --
    Research and development tax credit and credit carry
    forwards.............................................         (4.0)      (5.4)     (4.7)
    Foreign sales corporation tax benefit................         (1.5)      (1.6)     (3.7)
    Changes in tax status of foreign subsidiary..........          --         --      (22.6)
    Other................................................         (1.0)       2.0       0.8
                                                                 -----      -----    ------
    Effective tax rate...................................         35.0%      34.0%      9.4%
                                                                 =====      =====    ======


    In May 1998, ISI made an election to treat ISI's Austrian subsidiary, TakeFive Software GmbH, as a foreign branch of ISI in its United States federal tax return. For financial statement purposes, this election resulted in a one-time tax benefit of $2.4 million in the first quarter of fiscal year 1999.

    Domestic and foreign components of income before income taxes were (in thousands):


                                                                   YEAR ENDED FEBRUARY 28,
                                                                 ---------------------------
                                                                  1997       1998     1999
                                                                 -------    ------   -------
    Domestic................................................     $ 9,493    $5,788   $ 6,814
    Foreign.................................................       1,666     3,413     3,822
                                                                 -------    ------   -------
                                                                 $11,159    $9,201   $10,636
                                                                 =======    ======   =======


    The significant components of deferred tax assets and liabilities consist of the following (in thousands):

                                                                           FEBRUARY 28,
                                                                        -----------------
                                                                         1998       1999
                                                                        ------     ------
    Deferred tax assets:
       Purchased intangibles..........................................  $1,128     $3,389
       Tax credit carryforwards.......................................   1,527      2,019
       Accelerated depreciation.......................................     432        801
       Accrued vacation and holiday...................................     431        507
       Deferred revenue ..............................................     547        753
       Allowance for doubtful accounts................................     572        383
       Other..........................................................     373      1,373
                                                                        ------     ------
                                                                        $5,010     $9,225
                                                                        ======     ======
    Deferred tax liabilities:
       Software development costs.....................................  $  604     $1,296
       Marketable securities..........................................      99        138
       Cash to accrual adjustment and other...........................     341        109
                                                                        ------     ------
                                                                        $1,044     $1,543
                                                                        ======     ======

    ISI has not provided a valuation allowance for its net deferred tax assets as it expects such amounts to be realized through taxable income from future operations, or by carryback to prior years' taxable income.

                            INTEGRATED SYSTEMS, INC.

11. EARNINGS PER SHARE

    The calculation of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):


                                            YEAR ENDED FEBRUARY 28,
                                         -----------------------------
                                          1997       1998       1999
                                         -------    -------    -------
    Basic:

    Net Income ......................    $ 7,254    $ 6,073    $ 9,633
                                         =======    =======    =======
    Weighted average number of common
       shares outstanding ...........     22,437     23,237     23,138
                                         =======    =======    =======

    Earnings per share ..............    $  0.32    $  0.26    $  0.42
                                         =======    =======    =======

    Diluted:

    Net Income ......................    $ 7,254    $ 6,073    $ 9,633
                                         =======    =======    =======
    Weighted average number of common
       shares outstanding ...........     22,437     23,237     23,138

    Dilutive effect of options ......      1,071        841        702
                                         -------    -------    -------
                                          23,508     24,078     23,840
                                         =======    =======    =======

    Earnings per share ..............    $  0.31    $  0.25    $  0.40
                                         =======    =======    =======


    Certain options to purchase common stock were not included in the above calculations as their exercise prices were greater than the average market price of common stock in each respective period and their inclusion would be anti-dilutive. The number of such options excluded was approximately 68,000, 379,000 and 987,000 in fiscal years 1997, 1998 and 1999, respectively.

12. BUSINESS SEGMENT INFORMATION

    ISI has two reportable segments, Software and Engineering Services. The Software segment includes design and development tools, real-time operating systems software and components, and provides related maintenance, training and consulting services for the embedded software market. The Engineering Services segment provides design expertise to the embedded software and other markets, and comprises Doctor Design.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. ISI evaluates performance based on profit or loss from operations before income taxes, excluding non-recurring gains and losses, acquisition-related and other costs, and interest and other income.

    ISI accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Corporate costs, such as those related to ISI's headquarters, are recorded in the Software segment.

    ISI's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Engineering Services business was acquired as a unit and the management at the time of the acquisition has been retained.

                            INTEGRATED SYSTEMS, INC.

12. BUSINESS SEGMENT INFORMATION - (CONTINUED)

    The following tables summarize revenue and operating profit before acquisition-related and other costs and before interest and other income for each segment.

For the year ended February 28, 1997 (in thousands):


                                                                       ENGINEERING
                                                             SOFTWARE    SERVICES    TOTAL
                                                             --------  -----------  --------
    Revenues from external customers ....................    $ 89,357    $16,106    $105,463
    Intersegment revenue ................................        --      $ 1,816    $  1,816
    Depreciation ........................................    $  2,695    $   436    $  3,131
    Operating profit before acquisition-related and other
    costs and before interest and other income ..........    $  9,083    $ 3,532    $ 12,615


For the year ended February 28, 1998 (in thousands):


                                                                       ENGINEERING
                                                             SOFTWARE    SERVICES    TOTAL
                                                             --------  -----------  --------
    Revenues from external customers ....................    $ 94,258    $26,211    $120,469
    Intersegment revenue ................................        --      $ 2,645    $  2,645
    Depreciation ........................................    $  3,035    $   662    $  3,697

    Operating profit before acquisition-related and other
    costs and before interest and other income ..........    $  2,586    $ 2,707    $  5,293


For the year ended February 28, 1999 (in thousands):


                                                                       ENGINEERING
                                                             SOFTWARE    SERVICES    TOTAL
                                                             --------  -----------  --------
    Revenues from external customers ....................    $106,905    $26,599    $133,504
    Intersegment revenue ................................        --      $ 1,466    $  1,466
    Depreciation ........................................    $  3,414    $   805    $  4,219
    Operating profit before acquisition-related and other
    costs and before interest and other income ..........    $  8,961    $ 5,220    $ 14,181


The following is a reconciliation of consolidated operating income for fiscal years 1997, 1998 and 1999 (in thousands):


                                                                 YEAR ENDED FEBRUARY 28,
                                                             -------------------------------
                                                               1997        1998       1999
                                                             --------    -------    --------
    Software ............................................    $  9,083    $ 2,586    $  8,961
    Engineering service .................................       3,532      2,707       5,220
    Acquisition related and other costs .................      (5,676)      --        (8,507)
                                                             --------    -------    --------
                                                             $  6,939    $ 5,293    $  5,674
                                                             ========    =======    ========


                            INTEGRATED SYSTEMS, INC.

12. BUSINESS SEGMENT INFORMATION - (CONTINUED)

The following table summarizes property and equipment and capital expenditures, by segment, for fiscal years 1997, 1998 and 1999 (in thousands):

                                                   YEAR ENDED FEBRUARY 28,
                                           -------------------------------------
                                             1997           1998          1999
                                           -------        -------        -------
Software:
    Property and equipment ........        $17,009        $17,069        $17,198
    Capital expenditures ..........        $15,178        $ 3,102        $ 3,544

Engineering Services:
    Property and equipment ........        $   947        $ 1,359        $ 1,435
    Capital expenditures ..........        $   834        $ 1,166        $   880

Revenues to non-affiliated customers analyzed on a geographical basis were as follows (in thousands):

                                               YEAR ENDED FEBRUARY 28,
                                    --------------------------------------------
                                      1997              1998              1999
                                    --------          --------          --------
North America ............          $ 65,640          $ 70,559          $ 77,063
Europe ...................            20,763            26,979            35,583
Japan ....................            14,378            18,473            16,916
Asia/Pacific .............             4,682             4,458             3,942
                                    --------          --------          --------
     Total ...............          $105,463          $120,469          $133,504
                                    ========          ========          ========



Long-lived assets, excluding marketable securities and deferred tax assets, on a geographical basis were as follows (in thousands):

                                            FEBRUARY 28,
                                       --------------------
                                         1998         1999
                                       -------      -------
                    North America      $21,597      $22,059
                    Europe ......          892        1,068
                    Japan .......          216          209
                                       -------      -------
                                       $22,705      $23,336
                                       =======      =======


No customer accounted for 10% or more of total revenue in the reported periods.

                  REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE


To the Board of Directors
Integrated Systems, Inc.


     Our report on the consolidated financial statements of Integrated Systems, Inc. is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

     In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
March 25, 1999

                                   SCHEDULE II

                            INTEGRATED SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A                           COLUMN B             COLUMN C           COLUMN D     COLUMN E
             --------                           --------       --------------------    ----------    --------
                                                                CHARGED
                                                BALANCE AT     TO COSTS     CHARGED                   BALANCE
                                                BEGINNING         AND      TO OTHER                   AT END
            DESCRIPTION                         OF PERIOD      EXPENSES    ACCOUNTS    WRITE-OFFS    OF PERIOD
            -----------                         ---------      --------    --------    ----------    ---------
For the year ended February 28, 1997:
   Allowance for doubtful accounts              $852,000     $750,000       $150,000    $212,000    $1,540,000
For the year ended February 28, 1998:
   Allowance for doubtful accounts            $1,540,000   $1,257,000     $1,698,000  $2,313,000    $2,182,000
For the year ended February 28, 1999:
   Allowance for doubtful accounts            $2,182,000      $65,000       $261,000    $898,000    $1,610,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 1999.

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

              Name                                     Title                     Date
              ----                                     -----                     ----
Principal Executive Officer:

/s/ CHARLES M. BOESENBERG                  President, Chief Executive Officer  May 26, 1999
----------------------------------------   and Director
     Charles M. Boesenberg

Principal Financial and Accounting
Officer:

/s/ WILLIAM C. SMITH                       Vice President, Finance and Chief   May 26, 1999
----------------------------------------   Financial Officer
     William C. Smith

Additional Directors:

/s/ NARENDRA K. GUPTA                      Chairman of the Board and           May 26, 1999
----------------------------------------   Secretary
     Narendra K. Gupta

/s/ JOHN C. BOLGER                         Director                            May 26, 1999
----------------------------------------
     John C. Bolger

/s/ MICHAEL A. BROCHU                      Director                            May 26, 1999
----------------------------------------
     Michael A. Brochu

/s/ VINITA GUPTA                           Director                            May 26, 1999
----------------------------------------
     Vinita Gupta

/s/ THOMAS KAILATH                         Director                            May 26, 1999
----------------------------------------
     Thomas Kailath

/s/ RICHARD C. MURPHY                      Director                            May 26, 1999
----------------------------------------
     Richard C. Murphy

                                                           INDEX TO EXHIBITS



                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                        EXHIBIT                                 PAGE
------                        -------                             ------------

10.15 Form of Stock Option Grant used in connection with Registrant's 1998 Equity Incentive Plan

10.16   Employment Agreement for Charles M. Boesenberg

10.18   Employment Termination Agreement for David St. Charles

21.01   List of Registrant's Subsidiaries

23.01   Consent of Independent Accountants

27.01   Financial Data Schedule

27.02   Financial Data Schedule (Restated)

27.03   Financial Data Schedule (Restated)