Form 10-Q
period 1999-05-31
INTEGRATED SYSTEMS INC
filed 1999-07-15
CIK 775163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended May 31, 1999

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                         Commission file number: 0-18268


                         -------------------------------


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


                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The number of shares outstanding of the Registrant's Common Stock on June 30, 1999 was 22,591,912 shares.


                                                           Page 1 of 22 pages.

                            INTEGRATED SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED MAY 31, 1999

                                                  INDEX


                                                                                                        PAGE
PART I - FINANCIAL INFORMATION                                                                          ----
------------------------------
Item 1.           Financial Statements                                                                     3

                  Condensed Consolidated Balance Sheets as of May 31, 1999 and February 28, 1999           4

                  Condensed Consolidated Statements of Income and Comprehensive Income (loss) for
                  the Three Months Ended May 31, 1999 and 1998                                             5

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended May 31, 1999 and 1998                                                              6

                  Notes to Condensed Consolidated Financial Statements                                     7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                           10

Item 3.           Quantitative and Qualitative Disclosures About Market Risks                             19

PART II - OTHER INFORMATION
---------------------------
Item 6.           Exhibits and Reports on Form 8-K                                                        20


SIGNATURES                                                                                                21
----------

=============================================================================
This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding ISI's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in ISI's Securities and Exchange Commission reports.
=============================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS


     The condensed consolidated interim financial statements included herein have been prepared by Integrated Systems, Inc. ("ISI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, ISI believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in ISI's Annual Report on Form 10-K for the year ended February 28, 1999. The February 28, 1999 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                MAY 31,      FEBRUARY 28,
                                                                 1999           1999
                                                             -------------  --------------
                                                              (unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                                  $  26,131       $  19,079
     Marketable securities                                          2,382           9,554
     Accounts receivable, net                                      25,377          28,431
     Deferred income taxes                                          2,490           2,360
     Prepaid expenses and other                                     4,729           5,255
                                                             -------------  --------------
          Total current assets                                     61,109          64,679

Marketable securities                                              45,078          49,698
Property and equipment, net                                        18,574          18,633
Intangible assets, net                                              3,411           3,503
Deferred income taxes                                               5,322           5,322
Other assets                                                        1,781           1,200
                                                             -------------  --------------
          Total assets                                          $ 135,275       $ 143,035
                                                             =============  ==============

                   LIABILITIES

Current liabilities:
     Accounts payable                                            $  3,730        $  4,761
     Accrued payroll and related expenses                           5,931           6,250
     Other accrued liabilities                                      5,610          10,668
     Income taxes payable                                           1,906           2,562
     Deferred revenue                                              18,139          18,003
                                                             -------------  --------------

          Total current liabilities                                35,316          42,244
                                                             -------------  --------------

               SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
     22,755 and 22,686 shares issued and outstanding at
     May 31, 1999 and February 28, 1999, respectively              59,647          59,848
Accumulated other comprehensive loss, net                          (1,561)           (759)
Retained earnings                                                  41,873          41,702
                                                             -------------  --------------

          Total shareholders' equity                               99,959         100,791
                                                             -------------  --------------

          Total liabilities and shareholders' equity            $ 135,275       $ 143,035
                                                              =============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                                  (in thousands, except per share data)
                                             (unaudited)

                                                                 THREE MONTHS ENDED
                                                                       MAY 31,
                                                          --------------------------------
                                                               1999             1998
                                                          ---------------  ---------------
Revenue:
    Product                                                      $18,949         $ 17,161
    Services                                                      13,643           14,321
                                                          ---------------  ---------------
        Total revenue                                             32,592           31,482
                                                          ---------------  ---------------

Costs and expenses:
    Cost of product revenue                                        4,909            3,133
    Cost of services revenue                                       5,994            5,933
    Marketing and sales                                           14,025           12,105
    Research and development                                       5,309            5,441
    General and administrative                                     3,503            3,356
                                                          ---------------  ---------------
        Total costs and expenses                                  33,740           29,968
                                                          ---------------  ---------------

            (Loss) income from operations                         (1,148)           1,514

Interest and other income                                          1,400              913
                                                          ---------------  ---------------

            Income before income taxes                               252            2,427

Provision (benefit) for income taxes                                  81           (1,623)
                                                          ---------------  ---------------

            Net income                                           $   171         $  4,050
                                                          ===============  ===============

Other comprehensive (loss), net of tax:
      Foreign currency translation adjustments                      (401)             (97)
      Unrealized loss on investments                                (401)             (39)
                                                          ---------------  ---------------

Other comprehensive (loss)                                          (802)            (136)
                                                          ---------------  ---------------
Total comprehensive income (loss)                                $  (631)        $  3,914
                                                          ===============  ===============


Earnings per share - basic                                       $  0.01         $   0.17
                                                          ===============  ===============
Earnings per share - diluted                                     $  0.01         $   0.17
                                                          ===============  ===============

Shares used in per share calculations - basic                     22,775           23,426
                                                          ===============  ===============
Shares used in per share calculations - diluted                   23,470           24,436
                                                          ===============  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           THREE MONTHS ENDED
                                                                                 MAY 31,
                                                                      ------------------------------
                                                                          1999            1998
                                                                      --------------  --------------
Cash flows from operating activities:
     Net income                                                              $  171        $  4,050
     Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
          Depreciation and amortization                                       2,171           1,414
          Deferred income taxes                                                 137          (1,852)
          Deduction for doubtful accounts receivable                           (110)           (270)
          Changes in assets and liabilities:
              Accounts receivable                                             3,016           4,414
              Prepaid expenses and other                                        526            (763)
              Accounts payable, accrued payroll and
                    other accrued liabilities                                (6,408)            237
              Income taxes payable                                             (656)         (1,445)
              Deferred revenue                                                  136            (558)
              Other assets and liabilities                                     (602)            215
                                                                      --------------  --------------

          Net cash (used in) provided by operating activities                (1,619)          5,442
                                                                      --------------  --------------

Cash flows from investing activities:
     Maturities of marketable securities                                     11,124           4,712
     Additions to property and equipment                                     (1,599)         (1,209)
     Capitalized software development costs                                    (400)            (80)
                                                                      --------------  --------------

          Net cash provided by investing activities                           9,125           3,423
                                                                      --------------  --------------

Cash flows from financing activities:
     Repurchase of common stock                                              (1,492)             --
     Proceeds from exercise of common stock options and
          purchases under the Employee Stock Purchase Plan                    1,291           1,806
                                                                      --------------  --------------

          Net cash (used in) provided by  financing activities                 (201)          1,806
                                                                      --------------  --------------

Effect of exchange rate fluctuations on cash and cash equivalents              (253)           (594)

Net increase in cash and cash equivalents                                     7,052          10,077
Cash and cash equivalents at beginning of period                             19,079          14,454
                                                                      --------------  --------------

Cash and cash equivalents at end of period                                 $ 26,131        $ 24,531
                                                                      ==============  ==============

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                          $    607        $  1,662

Supplemental schedule of noncash investing activities:
     Unrealized loss on marketable securities                              $   (668)       $    (27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information for the three months ended May 31, 1999 and 1998 is unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Integrated Systems, Inc. and its wholly owned subsidiaries, after elimination of all significant intercompany accounts and transactions, and should be read in conjunction with ISI's Annual Report on Form 10-K for the year ended February 28, 1999. These condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles.

     Certain amounts in the fiscal year 1999 condensed consolidated financial statements have been reclassified to conform to the fiscal year 2000 presentation. These reclassifications had no effect on previously reported results of operations or shareholders' equity.

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

The following table sets forth the calculations of earnings per share:

                                                                                         THREE MONTHS ENDED
                                                                                               MAY 31,
                                                                                       -----------------------
(in thousands, except per share data)                                                     1999         1998
                                                                                       ----------  -----------
                                                                                             (unaudited)
Basic:
    Net income                                                                           $   171      $ 4,050
                                                                                       ==========  ===========
    Weighted average number of common shares outstanding                                  22,775       23,426
                                                                                       ==========  ===========
Earnings per share - basic                                                               $  0.01      $  0.17
                                                                                       ==========  ===========

Diluted:
     Net income                                                                          $   171      $ 4,050
                                                                                       ==========  ===========
     Weighted average number of common shares outstanding                                 22,775       23,426
      Dilutive effect of stock options, net                                                  695        1,010
                                                                                       ----------  -----------
      Weighted average number of common and common equivalent shares outstanding          23,470       24,436
                                                                                       ==========  ===========
Earnings per share- diluted                                                              $  0.01      $  0.17
                                                                                       ==========  ===========

     Certain options to purchase common stock were not included in the above calculations as their exercise prices were greater than the average market price of common stock in each respective period and their inclusion would be anti-dilutive. The number of such options excluded was approximately 1,264,000 and 581,000 for the three months ended May 31 1999 and 1998, respectively.

3.   BUSINESS SEGMENT INFORMATION

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

For the three months ended May 31, 1998 (in thousands):

                                                                                                   ENGINEERING
                                                                                     SOFTWARE       SERVICES        TOTAL
                                                                                   ------------ --------------- ------------
Revenues from external customers..................................                   $ 26,403        $  5,079     $ 31,482
Intersegment revenue..............................................                         -         $  1,242     $  1,242
Depreciation......................................................                   $    785        $    159     $    944
Operating profit before acquisition-related and other costs and
before interest and other income..................................                   $  1,012        $    502     $  1,514

For the three months ended May 31, 1999 (in thousands):

                                                                                                   ENGINEERING
                                                                                     SOFTWARE       SERVICES        TOTAL
                                                                                   ------------ --------------- ------------
Revenues from external customers..............................                       $ 25,191        $  7,401     $ 32,592
Intersegment revenue..........................................                             -               -            -
Depreciation..................................................                       $  1,452        $    206     $  1,658
Operating profit (loss) before acquisition-related
and other costs and before interest and other income..........                       $ (1,429)       $    281     $ (1,148)

The following table summarizes property and equipment and capital expenditures, by segment, for the three months ended May 31, 1998 and 1999 (in thousands):

                                                           THREE MONTHS ENDED MAY 31,
                                                          ---------------------------
                                                               1998          1999
                                                          ------------   ------------
Software:
    Property and equipment ........................         $ 17,209       $ 17,216
    Capital expenditures ..........................         $  1,033       $  1,478

Engineering Services:
    Property and equipment ........................         $  1,424       $  1,358
    Capital expenditures ..........................         $    176       $    121

Revenue to non-affiliated customers analyzed on a geographical basis were as follows (in thousands):

                                                 THREE MONTHS ENDED MAY 31,
                                                 --------------------------
                                                     1998         1999
                                                 ------------ -------------
North America................................       $17,429       $18,951
Europe.......................................         7,954         8,759
Asia/Pacific.................................         6,099         4,882
                                                 ------------ -------------
     Total...................................       $31,482       $32,592
                                                 ============ =============

No customer accounted for 10% or more of total revenue in the reported periods.

4.   COMPREHENSIVE INCOME (LOSS)

The accumulated balances of other comprehensive income (loss), net of taxes, as of May 31, 1999 and 1998 are as follows (in thousands):

                                          MAY 31, 1999                               MAY 31, 1998
                         ------------------------------------------- -----------------------------------------
                            FOREIGN                                     FOREIGN
                            CURRENCY      UNREALIZED                   CURRENCY     UNREALIZED
                          TRANSLATION       GAINS/        TOTAL       TRANSLATION     GAINS/         TOTAL
                          ADJUSTMENTS      (LOSSES)       OTHER       ADJUSTMENTS    (LOSSES)        OTHER
                        --------------- ------------- ------------- -------------- ------------  ------------
Beginning balance             $   (967)       $  208      $   (759)      $ (1,438)      $  148      $ (1,290)
Current-period change             (401)         (401)         (802)           (97)         (39)         (136)
                        --------------- ------------- ------------- -------------- ------------  ------------
Ending balance                $ (1,368)       $ (193)     $ (1,561)      $ (1,535)      $  109      $ (1,426)
                        =============== ============= ============= ============== ============  ============

5.   DERIVATIVE FINANCIAL INSTRUMENTS

ISI's total contracted foreign currency forward exchange contracts as at May 31, 1999 and 1998 were as follows (in thousands):

                            MAY 31, 1999                MAY 31, 1998
                     --------------------------  --------------------------
                                   UNREALIZED                  UNREALIZED
                                     GAINS/                      GAINS/
                        COST        (LOSSES)        COST        (LOSSES)
                     ------------  ------------  ------------  ------------
Japanese Yen            $ 1,327         $ (15)     $  5,200        $  366
British Pound               807             6            -             -
French Franc                829            30            -             -
Italian Lira                330            14            -             -
German Mark                 500            15            -             -
                     ------------  ------------  ------------  ------------
    TOTAL               $ 3,793         $  50       $ 5,200         $ 366
                     ============  ============  ============  ============

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

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on the accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. ISI has adopted SOP 98-1 effective March 1, 1999, and the statement is not expected to have a significant impact on ISI's operating results, financial position or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supercedes and amends a number of existing standards. The statement is effective for ISI's fiscal year 2001, but earlier application is permitted. The impact of the adoption of this statement, if any, on the financial statements of ISI has not yet been determined.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in ISI's Annual Report on Form 10-K for the year ended February 28, 1999, as filed with the Securities and Exchange Commission on May 28, 1999.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Except for the historical information contained in this Quarterly Report, the matters herein contain "forward-looking" statements and information. All forward-looking statements included in this document are based on information available to ISI on the date hereof, and ISI assumes no obligation to update any such forward-looking statements. ISI's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below, and to other risk factors detailed in ISI's Annual report on Form 10-K for the year ended February 28, 1999, and other documents filed by ISI with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth for the periods presented the percentage of total revenue represented by each line item in ISI's condensed consolidated statements of income and the percentage change in each line item from the prior year period:

                                                   PERCENTAGE OF                  PERIOD-TO-PERIOD
                                                   TOTAL REVENUE                  PERCENTAGE CHANGE
                                            -------------------------      -----------------------------

                                                THREE MONTHS ENDED             THREE MONTHS ENDED
                                                     MAY 31,                        MAY 31,
                                                1999          1998            1999 COMPARED TO 1998
                                            -----------   -----------      -----------------------------
Revenue:
    Product                                         58 %          55 %                   10 %
    Services                                        42            45                     (5)
                                            -----------   -----------

        Total revenue                              100           100                      4
                                            -----------   -----------

Costs and expenses:
    Cost of product revenue                         15            10                     57
    Cost of services revenue                        18            19                      1
    Marketing and sales                             43            38                     16
    Research and development                        16            17                     (2)
    General and administrative                      11            11                      4
                                            -----------   -----------
        Total costs and expenses                   103            95                     13
                                            -----------   -----------

            (Loss)income from operations            (3)            5                     NM

Interest and other income                            4             3                     53
                                            -----------   -----------

            Income before income taxes               1             8                     NM

Provision(benefit) for income taxes                  -            (5)                    NM
                                            -----------   -----------

            Net income                               1 %          13 %                  (96)%
                                            -----------   -----------

                                            -----------   -----------

NM = Not Meaningful

REVENUE

     Revenue consists of fees from the licensing of software products ("Product Revenue") and from the maintenance and support of software products, customer training, and engineering services ("Services Revenue"). Total revenue increased by 4% from $31.5 million in the first quarter of fiscal year 1999 to $32.6 million in the first quarter of fiscal year 2000.

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

Components of ISI's revenue by segment for the first quarter of fiscal years 1999 and 2000 were as follows:

THREE MONTHS ENDED MAY 31, 1998:

                                                   Engineering
                                      Software      Services        Total
                                      --------     -----------     -------
Product .....................          $16,792       $   369       $17,161
Services ....................            9,611         4,710       $14,321
                                       -------       -------       -------
Total .......................          $26,403       $ 5,079       $31,482
                                       =======       =======       =======

THREE MONTHS ENDED MAY 31, 1999:

                                                   Engineering
                                      Software      Services        Total
                                      --------     -----------     -------
Product .....................          $16,430       $ 2,519       $18,949
Services ....................            8,761         4,882       $13,643
                                       -------       -------       -------
Total .......................          $25,191       $ 7,401       $32,592
                                       =======       =======       =======

     Product revenue increased 10% from $17.2 million in the first quarter of fiscal year 1999 to $18.9 million in the first quarter of fiscal 2000. The percentage of ISI's total revenue attributable to product revenue increased from 55% in the first quarter of fiscal year 1999 to 58% in the first quarter of fiscal 2000 due primarily to a Doctor Design product sale of $2.5 million, partially offset by a slight decline in licensing of ISI's MATRIXx-Registered Trademark- products.

     Services revenue decreased 5% from $14.3 million in the first quarter of fiscal year 1999 to $13.6 million in the first quarter of fiscal year 2000. The decrease was due primarily to ISI's decision to shift away from lower margin, fixed-price government contracts, which contributed $1.6 million in the first quarter of fiscal year 1999, and no revenue in the first quarter of fiscal year 2000, offset by continued growth of the installed customer base and the renewal of maintenance and support contracts, and by growth in consulting and engineering services revenue at Doctor Design.

     Price increases were not a material factor in ISI's revenue growth in the periods presented.

     The percentage of ISI's total revenue from customers located internationally was 45% of total revenue in the first quarter of fiscal year 1999 and 42% of total revenue in the first quarter of fiscal year 2000. The decrease in international revenue as a percentage of total revenue in the first quarter of fiscal year 2000 was due primarily to a decline in revenue in the Asia/Pacific region.

COSTS AND EXPENSES

     Cost of product revenue includes third-party royalties, costs of product packaging, documentation, amortization of capitalized software development costs, and the costs related to equipment hardware. Cost of product revenue as a percentage of product revenue was 18% in the first quarter of fiscal year 1999 and 26% in the first quarter of fiscal year 2000. The increase in cost of product revenue as a percentage of product revenue is due primarily to the Doctor Design product sale discussed above, which had a low margin. Excluding the effect of this sale, cost of product revenue was 19% of product revenue in the first quarter of fiscal year 2000.

Cost of services revenue includes personnel and related direct costs associated with providing training, maintenance, engineering and consulting services to customers and the infrastructure to manage a services organization. In general, there are two primary reasons for cost of services revenue as a percentage of services revenue to fluctuate: first, due to shifts in the services revenue mix between higher margin maintenance and support revenues and lower margin engineering services revenues, and secondly, the cost of services revenue as a percentage of services revenue can fluctuate due to shifts in the proportion of fixed price versus time and material engineering contracts. Fixed price engineering and consulting contracts generally have lower gross margins than time and material contracts. ISI's cost of services revenue as a percentage of services revenue was 41% in the first quarter of fiscal year 1999 and 44% in the first quarter of fiscal year 2000. There were two contributing factors to the change in ISI's cost of services revenue as a percentage of services revenue. Despite the absence of low margin fixed-price government contracts in the first quarter of fiscal year 2000, there was shift in engineering services revenue mix at Doctor Design.

     Marketing and sales expenses increased by 16% from $12.1 million in the first quarter of fiscal year 1999 to $14.0 million in the first quarter of fiscal year 2000 and represented 38% of total revenue in the first quarter of fiscal year 1999 and 43% of total revenue in the first quarter of fiscal year 2000. The dollar increase in marketing and sales expenses in the first quarter of fiscal year 2000 was due to continued growth of the domestic and international sales and support infrastructure.

     ISI believes that investment in product research and development is essential to product and technical leadership. Research and development expenses decreased slightly from $5.4 million in the first quarter of fiscal year 1999 to $5.3 million in the first quarter of fiscal year 2000. ISI's investment in product research and development actually increased in the first quarter of fiscal year 2000 over the first quarter of fiscal year 1999, but was partially offset by an increase in capitalization of software product development costs from $80,000 in the first quarter of fiscal year 1999 to $400,000 in the first quarter of fiscal year 2000. ISI anticipates that it will continue to devote substantial resources to product research and development throughout fiscal year 2000.

     General and administrative expenses were $3.4 million in the first quarter of fiscal year 1999 compared to $3.5 million in the first quarter of fiscal year 2000 and represented 11% of total revenue in both periods.

     Interest and other income increased from $0.9 million in the first quarter of fiscal year 1999 to $1.4 million in the first quarter of fiscal year 2000 due primarily to more favorable interest rates on interest-bearing cash equivalents and marketable securities and to increased rental income in the first quarter of fiscal year 2000.

     Net income in the first quarter of fiscal year 1999 was positively impacted by a $2.4 million one-time federal tax benefit related to a tax election made during the quarter. Excluding this tax benefit, the effective tax rate for the first quarter of fiscal year 1999 was 32%. The effective tax rate for the first quarter of fiscal year 2000 was also 32%.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on the accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. ISI has adopted SOP 98-1 effective March 1, 1999, and the statement is not expected to have a significant impact on ISI's operating results, financial position or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supercedes and amends a number of existing standards. The statement is effective for ISI's fiscal year 2001, but earlier application is permitted. The impact of the adoption of this statement, if any, on the financial statements of ISI has not yet been determined.

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

     With respect to external noncompliance by suppliers, ISI is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which ISI's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by late 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, ISI intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. ISI currently has formal information concerning the Year 2000 Compliance status of about 50% of its suppliers including most of its critical suppliers. In the event that any of ISI's critical suppliers do not successfully and timely achieve Year 2000 Compliance, and ISI is unable to replace them with new or alternate suppliers, ISI's business or operations could be adversely affected.

     All costs associated with carrying out ISI's plan for the Year 2000 Compliance are being expensed as incurred, and are being funded from cash provided from operations. As of May 31, 1999 it is estimated that costs associated with preparation for the Year 2000 were approximately $900,000 and that a further $1.0 million will be incurred to complete the above plans. Of these amounts, approximately $500,000 is to cover new/replacement technologies, and $1.4 million is of a repair or upgrade nature.

LIQUIDITY AND CAPITAL RESOURCES

     ISI funds its operations principally through cash flows from operations. As of May 31, 1999, ISI had $73.6 million of cash, cash equivalents and marketable securities. This represents a decrease of $4.7 million from February 28, 1999.

     Net cash used in operating activities was $1.6 million during the first quarter of fiscal year 2000. This represents a decrease of $7.1 million from the amount generated in the first quarter of fiscal year 1999. Net cash from operating activities decreased in the first quarter of fiscal year 2000, due primarily to a large decrease in accrued liabilities related to the Green Hills legal settlement.

     Net cash provided by investing activities was $9.1 million in the first quarter of fiscal year 2000. This compares to net cash provided by investing activities of $3.4 million in the first quarter of fiscal year 1999. The difference between the two comparative quarters is due primarily to the timing of purchases and maturities of marketable securities.

     Net cash used in financing activities totaled $0.2 million in the first quarter of fiscal year 2000 compared to net cash provided of $1.8 million in the first quarter of fiscal year 1999. The difference was due primarily to the repurchase of approximately 116,000 shares of common stock, combined with a decrease in the proceeds from the exercise of options to purchase common stock and purchases under the employee Stock Purchase Plan.

     ISI believes that the cash flows from operations, together with existing cash and investment balances, will be adequate to meet ISI's cash requirements for working capital, capital expenditures and stock repurchases for at least the next 12 months.

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

    FLUCTUATIONS IN QUARTERLY RESULTS MAKE PERIOD-TO-PERIOD COMPARISONS DIFFICULT. ISI's quarterly operating results can vary significantly depending on a number of factors. These factors include:


    -     the volume and timing of orders received during the quarter;
    -     the mix of and changes in customers to whom ISI's products are sold;
    - the timing and acceptance of new products and product enhancements by ISI or its competitors;
    -     changes in pricing;
    -     buyouts of run-time licenses;
    -     product life cycles;
    -     the level of ISI's sales of third party products;
    -     mix of engineering and support services;
    -     purchasing patterns of customers;
    -     competitive conditions in the industry;
    -     foreign currency exchange rate fluctuations;
    - business cycles affecting the markets in which ISI's products are sold;
    - extraordinary events, such as litigation or acquisitions, including related charges; and
    -     economic conditions generally or in various geographic areas.

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

    ISI'S ABILITY TO REMAIN COMPETITIVE DEPENDS ON ITS ABILITY TO INTRODUCE PRODUCT ENHANCEMENTS AND NEW PRODUCTS QUICKLY THAT MEET CUSTOMER DEMANDS. The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements.

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

    ISI IS SUBJECT TO THE BUSINESS AND ECONOMIC RISKS OF INTERNATIONAL OPERATIONS. In fiscal years 1998 and 1999 and in the first quarter of fiscal year 2000, ISI derived approximately 41%, 42% and 42%, respectively, of its total revenue from sales outside of North America. ISI expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to a number of special risks. These risks include:

    -     foreign government regulation;
    - reduced protection of intellectual property rights in some countries where ISI does business;
    - longer receivable collection periods and greater difficulty in accounts receivable collection;
    - unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;
    -     potentially adverse tax consequences;
    - the burdens of complying with a variety of foreign laws and staffing and managing foreign operations;
    -     exchange rate fluctuations;
    - general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; and
    -     possible recessionary environments in economies outside the United
          States.

    ISI generally denominates sales to and by foreign subsidiaries in local currency. An increase in the relative value of the dollar against local currencies would reduce ISI's revenue in dollar terms or make ISI's products more expensive and, therefore, potentially less competitive in foreign markets. For example, revenue from sales in Japan during fiscal years 1998 and 1997 was adversely affected by the weakness of the yen against the dollar. Similarly, the currencies of many other countries in the Asia/Pacific region have recently lost significant value against the dollar, notably the currencies of Korea and Taiwan. ISI's future results of operations could be adversely affected by currency fluctuations. More generally, recent instability in Asian currency and stock market economies could adversely affect the economic health of the entire region and could have an adverse effect on ISI's results of operations. For example, in many countries in the Asia/Pacific region, during fiscal years 1998 and 1999 there was little or no growth in investment in product development infrastructure by manufacturing companies. In the first quarter of fiscal year 2000, ISI experienced a decline in total revenue in the Asia/Pacific region. ISI relies on distributors and representatives for sales of its products in some foreign countries and, accordingly, depends on their ability to promote and support ISI's products and, in some cases, to translate them into foreign languages. ISI's international distributors and representatives generally offer products of several different companies, including in some cases products that are competitive with ISI's products, and these distributors and representatives are not subject to any minimum purchase or resale requirements. ISI's international distributors and representatives may not continue to purchase ISI's products or provide them with adequate levels of support.

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

    THE MARKET PRICE OF ISI'S STOCK HAS BEEN VOLATILE. The prices for ISI's common stock have fluctuated widely in the past. During the 12 months ended February 28, 1999, the closing price of a share of ISI common stock ranged from a high of $19.31 to a low of $6.25. The management of ISI believes that stock price fluctuations may have been caused by actual or anticipated variations in ISI's operating results, announcements of technical innovations or new products or services by ISI or its competitors, changes in earnings estimates by securities analysts and other factors, including changes in conditions of the software and other technology industries in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by ISI and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. Litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on ISI's business, financial condition and results of operations even if ISI is successful in any suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    ISI enters into foreign currency forward exchange contracts to reduce the impact of currency exchange rate fluctuations on monetary asset and liability positions. The objective of these contracts is to minimize the impact of exchange rate fluctuations on ISI's operating results. Gains and losses associated with exchange rate fluctuations on foreign currency forward exchange contracts are recorded in income as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the foreign currency forward exchange contracts are also recorded in income. All foreign currency forward exchange contracts entered into by ISI have maturities of less than one year. At May 31, 1999, ISI had approximately $3.8 million of foreign currency forward exchange contracts outstanding, in Japanese yen and numerous European currencies. At May 31, 1998 ISI had approximately $5.2 million of foreign currency forward exchange contracts outstanding, all in Japanese yen. Unrealized gains on foreign currency forward exchange contracts at May 31, 1999 and May 31, 1998 were approximately $50,000 and $366,000, respectively.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)      EXHIBITS.

              The following exhibit is filed herewith:

              Exhibit                                               Page
              Number       Title                                    Number
              -------      -----                                    ------

               27.01       Financial Data Schedule                  22


     (B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by Registrant during the three months ended May 31, 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   July 15, 1999                  INTEGRATED SYSTEMS, INC.
                                        (Registrant)



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