Form 10-Q
period 1999-08-31
INTEGRATED SYSTEMS INC
filed 1999-10-15
CIK 775163

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ----------

                                  FORM 10-Q

(Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended August 31, 1999

                                     OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from            to
                                           ----------    ----------

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
Yes   X   No
    -----    ----

The number of shares outstanding of the Registrant's Common Stock on September 30, 1999 was 23,712,924 shares.

                                 Page 1 of 26 pages

                           INTEGRATED SYSTEMS, INC.
                                   FORM 10-Q
                         QUARTER ENDED AUGUST 31, 1999

                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.           Financial Statements                                                                     3

                  Condensed Consolidated Balance Sheets as of August 31, 1999 and February 28, 1999        4

                  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                   for the Three Months and Six Months Ended August 31, 1999 and 1998                      5

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended August 31, 1999 and 1998                                                           6

                  Notes to Condensed Consolidated Financial Statements                                     7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                           13


PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                               24

Item 4.           Submission of Matters to a Vote of Security Holders                                     24

Item 6.           Exhibits and Reports on Form 8-K                                                        25


SIGNATURES                                                                                                26

     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
      This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding ISI's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results
      of Operations and in ISI's Securities and Exchange Commission reports.
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

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

                           INTEGRATED SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                   AUGUST 31,      FEBRUARY 28,
                                                                      1999             1999
                                                                 ---------------  ---------------
                                                                  (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                                    $      15,941    $      19,079
     Marketable securities                                                1,992            9,554
     Accounts receivable, net                                            28,525           28,431
     Deferred income taxes                                                2,197            2,360
     Prepaid expenses and other                                           5,338            5,255
                                                                 ---------------  ---------------

        Total current assets                                             53,993           64,679

    Marketable securities                                                24,644           49,698
    Property and equipment, net                                          20,520           18,633
    Intangible assets, net                                               37,493            3,503
    Deferred income taxes                                                 5,259            5,322
    Other assets                                                          2,053            1,200
                                                                 ---------------  ---------------

        Total assets                                              $     143,962    $     143,035
                                                                 ---------------  ---------------
                                                                 ---------------  ---------------


                          LIABILITIES

Current liabilities:
     Accounts payable                                             $       4,933    $       4,761
     Accrued payroll and related expenses                                 6,773            6,250
     Other accrued liabilities                                            7,100           10,668
     Income taxes payable                                                 3,413            2,562
     Deferred revenue                                                    19,031           18,003
                                                                 ---------------  ---------------

        Total current liabilities                                        41,250           42,244

Long-term debt                                                              816                -
                                                                 ---------------  ---------------

        Total liabilities                                                42,066           42,244
                                                                 ---------------  ---------------


                      SHAREHOLDERS' EQUITY

    Common Stock, no par value, 50,000 shares authorized:
     23,695 and 22,686 shares issued and outstanding at August 31, 1999
     and February 28, 1999, respectively                                 68,942           59,848
    Accumulated other comprehensive (loss), net                          (1,564)            (759)
    Retained earnings                                                    34,518           41,702
                                                                 ---------------  ---------------

        Total shareholders' equity                                      101,896          100,791
                                                                 ---------------  ---------------

        Total liabilities and shareholders' equity                $     143,962    $     143,035
                                                                 ---------------  ---------------
                                                                 ---------------  ---------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INTEGRATED SYSTEMS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                 (unaudited)

                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               AUGUST 31,                          AUGUST 31,
                                                     -------------------------------     --------------------------------
                                                          1999            1998                1999             1998
                                                     --------------- ---------------     ---------------  ---------------
Revenue:
    Product                                                $ 20,765        $ 17,723            $ 39,714         $ 34,884
    Services                                                 14,283          14,282              27,926           28,603
                                                     --------------- ---------------     ---------------  ---------------
        Total revenue                                        35,048          32,005              67,640           63,487
                                                     --------------- ---------------     ---------------  ---------------

Costs and expenses:
    Cost of product revenue                                   3,064           2,875               7,973            6,008
    Cost of services revenue                                  5,888           6,670              11,882           12,603
    Marketing and sales                                      14,388          11,258              28,413           23,363
    Research and development                                  6,137           4,658              11,446           10,099
    General and administrative                                3,708           3,203               7,211            6,387
   Amortization of intangibles                                1,308             136               1,308              308
   Acquisition-related and other expenses                     7,089           1,060               7,089            1,060
                                                     --------------- ---------------     ---------------  ---------------
        Total costs and expenses                             41,582          29,860              75,322           59,828
                                                     --------------- ---------------     ---------------  ---------------

             Income (loss) from operations                   (6,534)          2,145              (7,682)           3,659

Interest and other income                                       697           1,308               2,097            2,221
                                                     --------------- ---------------     ---------------  ---------------

            Income (loss) before income taxes                (5,837)          3,453              (5,585)           5,880

Provision (benefit) for income taxes                          1,518           1,105               1,599             (518)
                                                     --------------- ---------------     ---------------  ---------------

            Net income (loss)                              $ (7,355)        $ 2,348            $ (7,184)         $ 6,398
                                                     --------------- ---------------     ---------------  ---------------
                                                     --------------- ---------------     ---------------  ---------------

Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                  244              79                (157)             (18)
      Unrealized gain (loss) on investments                    (247)            335                (648)             296
                                                     --------------- ---------------     ---------------  ---------------
                                                     --------------- ---------------     ---------------  ---------------
Other comprehensive income (loss)                                (3)            414                (805)             278
                                                     --------------- ---------------     ---------------  ---------------
Total comprehensive income (loss)                          $ (7,358)        $ 2,762            $ (7,989)         $ 6,676
                                                     --------------- ---------------     ---------------  ---------------
                                                     --------------- ---------------     ---------------  ---------------

Earnings (loss) per share - basic                           $ (0.32)         $ 0.10             $ (0.31)          $ 0.27
                                                     --------------- ---------------     ---------------  ---------------
                                                     --------------- ---------------     ---------------  ---------------
Earnings (loss) per share - diluted                         $ (0.32)         $ 0.10             $ (0.31)          $ 0.26
                                                     --------------- ---------------     ---------------  ---------------
                                                     --------------- ---------------     ---------------  ---------------

Shares used in per share calculations - basic                23,266          23,501              23,021           23,464
                                                     --------------- ---------------     ---------------  ---------------
                                                     --------------- ---------------     ---------------  ---------------
Shares used in per share calculations - diluted              23,266          24,276              23,021           24,356
                                                     --------------- ---------------     ---------------  ---------------
                                                     --------------- ---------------     ---------------  ---------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INTEGRATED SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                            SIX MONTHS ENDED
                                                                                AUGUST 31,
                                                                      ------------------------------
                                                                           1999            1998
                                                                      ---------------- -------------
Cash flows from operating activities:
     Net  income (loss)                                                      $ (7,184)      $ 6,398
     Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
          Depreciation and amortization of capitalized software                 4,400         2,560
          Amortization of other intangibles                                     1,308           308
          In-process research & development written off                         6,300             -
          Deferred income taxes                                                  (754)       (1,989)
          Provisions for doubtful accounts receivable                             (51)         (200)
          Changes in assets and liabilities:
              Accounts receivable                                               2,123         4,146
              Prepaid expenses and other                                          356          (537)
              Accounts payable, accrued payroll and
                    other accrued liabilities                                  (7,622)         (432)
              Income taxes payable                                                851          (766)
              Deferred revenue                                                  1,028           182
              Other assets and liabilities                                       (846)          213
                                                                      ---------------- -------------

          Net cash provided by (used in) operating activities                     (91)        9,883
                                                                      ---------------- -------------

Cash flows from investing activities:
     Sales (purchases) of marketable securities, net                           31,536        (8,029)
     Additions to property and equipment, net                                  (3,776)       (2,312)
     Capitalized software development costs                                    (1,050)         (530)
     Acquisitions, net of cash acquired                                       (24,872)            -
                                                                      ---------------- -------------

          Net cash provided by (used in) investing activities                   1,838       (10,871)
                                                                      ---------------- -------------

Cash flows from financing activities:
     Repurchase of common stock                                                (6,365)       (1,059)
     Proceeds from exercise of common stock options and
          purchases under the Employee Stock Purchase Plan                      1,518         2,363
                                                                      ---------------- -------------

          Net cash provided by (used in) financing activities                  (4,847)        1,304
                                                                      ---------------- -------------

Effect of exchange rate fluctuations on cash and cash equivalents                 (38)           42

Net increase (decrease) in cash and cash equivalents                           (3,138)          358
Cash and cash equivalents at beginning of period                               19,079        14,454
                                                                      ---------------- -------------

Cash and cash equivalents at end of period                                   $ 15,941      $ 14,812
                                                                      ---------------- -------------
                                                                      ---------------- -------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for income taxes                            $    748      $  2,040

Supplemental schedule of noncash investing activities:
     Unrealized gain (loss) on marketable securities                         $ (1,080)     $    493
     Issuance of common stock in acquisition                                 $ 13,941      $      -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INTEGRATED SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three months and six months ended August 31, 1999 and 1998 is unaudited)

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

2.       ACQUISITION OF SOFTWARE DEVELOPMENT SYSTEMS, INC.

     On July 21, 1999, Integrated Systems, Inc. ("ISI") acquired Software Development Systems, Inc., ("SDS") a privately held Illinois corporation for approximately $24.3 million in cash and 1,430,037 in ISI's common stock. This transaction was accounted for using the purchase method of accounting. SDS is engaged in the business of developing, marketing and supporting embedded software tools. ISI's operating results for the three months ended and six months ended August 31, 1999 include the results of SDS from the date of acquisition. SDS results are included in the Software reportable segment. ISI's consolidated balance sheet, as of August 31, 1999, reflects a preliminary allocation of the purchase price of SDS, which resulted in an increase in accounts receivable, deferred tax assets, prepaid and other current assets, fixed assets, goodwill and other intangible assets, current and long-term liabilities. Other intangible assets includes completed technology, OEM relationships, non-compete agreement, trade name and workforce. ISI recorded an expense for the in-process research and development, which was charged against earnings for the second quarter of fiscal year 2000.

     The purchase price of $39.2 million is allocated as follows (in thousands):

Completed technology                                  $    6,500
In-process research and development                        6,300
OEM relationships                                          2,800
Non-compete agreement                                      1,000
Trade name                                                 1,800
Workforce                                                  2,900
Deferred tax liability                                    (4,800)
Assumed net assets                                         2,617
Goodwill                                                  20,118
                                                   --------------

Total                                                 $   39,235
                                                   --------------
                                                   --------------

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of each of the periods presented and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               AUGUST 31,                            AUGUST 31,
                                                            1999         1998                     1999         1998
                                                        ------------- ------------            ------------- ------------
(in thousands, except per share data)

Pro forma net revenue                                       $ 36,498     $ 34,578                 $ 72,459     $ 68,838
                                                        ------------- ------------            ------------- ------------
                                                        ------------- ------------            ------------- ------------

Pro forma net income (loss)                                 $ (4,698)    $   (143)                $ (6,937)    $    (67)
                                                        ------------- ------------            ------------- ------------
                                                        ------------- ------------            ------------- ------------

Pro forma earnings (loss) per share - basic & diluted       $  (0.20)    $  (0.01)                $  (0.30)    $      -
                                                        ------------- ------------            ------------- ------------
                                                        ------------- ------------            ------------- ------------

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

The following table sets forth the calculations of earnings per share:

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      AUGUST 31,                         AUGUST 31,
                                                             -------------------------------    -------------------------------
(in thousands, except per share data)                           1999              1998              1999              1998
                                                             ------------     --------------    ------------     --------------
Basic
   Net income (loss)                                            $ (7,355)           $ 2,348        $ (7,184)           $ 6,398
                                                             ------------     --------------    ------------     --------------
                                                             ------------     --------------    ------------     --------------
   Number of shares:
    Weighted average number of common shares outstanding          23,266             23,501          23,021             23,464
                                                             ------------     --------------    ------------     --------------
                                                             ------------     --------------    ------------     --------------

Earning (loss) per share - basic                                $  (0.32)           $  0.10        $  (0.31)           $  0.27
                                                             ------------     --------------    ------------     --------------
                                                             ------------     --------------    ------------     --------------


Diluted
   Net income (loss)                                            $ (7,355)           $ 2,348        $ (7,184)           $ 6,398
                                                             ------------     --------------    ------------     --------------
                                                             ------------     --------------    ------------     --------------
   Number of shares:
    Weighted average number of common shares outstanding          23,266             23,501          23,021             23,464
   Diluted effect of stock options, net                                -                775               -                892
    Weighted average number of common shares                 ------------     --------------    ------------     --------------
    and comon equivalent shares outstanding                       23,266             24,276          23,021             24,356
                                                             ------------     --------------    ------------     --------------
                                                             ------------     --------------    ------------     --------------

Earning (loss) per share - diluted                              $  (0.32)           $  0.10        $  (0.31)           $  0.26
                                                             ------------     --------------    ------------     --------------
                                                             ------------     --------------    ------------     --------------


Certain options to purchase common stock were not included in the above calculation as their exercise prices were greater than the average market price of common stock in each of the respective periods and their inclusion would be anti-dilutive. The number of such options excluded was approximately 2,472,000 for the three months ended August 31, 1999, and 1,363,000 for the six months ended August 31,1999.

For periods where a net loss is shown, potentially dilutive stock options are excluded from the calculation of loss per common share as their inclusion would have an anti-dilutive effect. These stock options, stated in equivalent shares of common stock, consisted of 332,000 and 514,000 options to purchase common stock for the three months ended and the six months ended August 31, 1999, respectively.

4.       COMPREHENSIVE INCOME (LOSS)

The accumulated balances of other comprehensive income (loss), net of taxes, as of August 31, 1999 and 1998 were as follows (in thousands):

                                             AUGUST 31, 1999                            AUGUST 31, 1998
                               ------------------------------------------ ----------------------------------------
                                  FOREIGN                                   FOREIGN
                                  CURRENCY     UNREALIZED                   CURRENCY     UNREALIZED
                                TRANSLATION      GAINS/        TOTAL       TRANSLATION     GAINS/        TOTAL
                                ADJUSTMENTS      LOSSES        OTHER       ADJUSTMENTS     LOSSES        OTHER
                               --------------- ------------ ------------- -------------- ------------ ------------
Beginning balance                    $   (967)      $  208      $   (759)      $ (1,438)      $  148     $ (1,290)
Current-period change                    (157)        (648)         (805)           (18)         296          278
                               --------------- ------------ ------------- -------------- ------------ ------------
Ending balance                       $ (1,124)      $ (440)     $ (1,564)      $ (1,456)      $  444     $ (1,012)
                               --------------- ------------ ------------- -------------- ------------ ------------
                               --------------- ------------ ------------- -------------- ------------ ------------


5.   DERIVATIVE FINANCIAL INSTRUMENTS

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

ISI's total contracted foreign currency forward exchange contracts as at August 31, 1999 and February 28, 1999 were as follows (in thousands):

                              AUGUST 31, 1999             FEBRUARY 28, 1999
                        ---------------------------- --------------------------

                                        UNREALIZED                 UNREALIZED
                                          GAINS/                     GAINS/
                             COST        (LOSSES)        COST       (LOSSES)
                        --------------- ------------ ------------- ------------
Japanese Yen                  $  1,847       $ (189)     $  3,400       $  112
British Pound                      590           (4)            -            -
French Franc                       400           (2)            -            -
Italian Lira                       150           (5)            -            -
German Mark                        250           (6)            -            -
Swedish Krona                      288          (16)            -            -

                        --------------- ------------ ------------- ------------
Total                         $  3,525       $ (222)     $  3,400       $  112
                        --------------- ------------ ------------- ------------
                        --------------- ------------ ------------- ------------


6.   SEGMENT REPORTING

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

For the three months ended August 31, 1998 (in thousands):

                                                                                               Engineering
                                                                                Software         Services         Total
                                                                             ---------------- ---------------  ------------
Revenue from external customers                                               $ 24,622         $ 7,383           $ 32,005
Intersegment revenue                                                          $    -           $   -             $   -
Depreciation                                                                  $  1,151         $   303           $  1,454
Operating profit before amortization of intangibles,
acquisition-related and other costs                                           $  2,052         $ 1,289           $  3,341

For the three months ended August 31, 1999 (in thousands):

                                                                                               Engineering
                                                                                Software         Services         Total
                                                                             ---------------- ---------------  ------------
Revenue from external customers                                                $ 29,020         $ 6,028          $ 35,048
Intersegment revenue                                                           $   -            $   -            $   -
Depreciation                                                                   $  1,560         $   213          $  1,773
Operating profit before amortization of intangibles,
acquisition-related and other costs                                            $  1,298         $   565          $  1,863

For the six months ended August 31, 1998 (in thousands):

                                                                                               Engineering
                                                                                Software         Services         Total
                                                                             ---------------- ---------------  ------------
Revenue from external customers                                                $ 49,783         $ 13,704         $ 63,487
Intersegment revenue                                                           $   -            $   -            $   -
Depreciation                                                                   $  2,098         $    462         $  2,560
Operating profit before amortization of intangibles,
acquisition-related and other costs                                            $  2,328         $  2,699         $  5,027

For the six months ended August 31, 1999 (in thousands):

                                                                                               Engineering
                                                                                Software         Services         Total
                                                                             ---------------- ---------------  ------------
Revenue from external customers                                                $ 54,211         $ 13,429         $ 67,640
Intersegment revenue                                                                                             $   -
Depreciation                                                                   $  3,012         $    419         $  3,431
Operating profit (loss) before amortization of intangibles,
acquisition-related and other costs                                            $   (131)        $    846         $    715


The following table summarizes property and equipment and capital expenditures by segment, for the six months ended August 31, 1998 and 1999 (in thousands):

                                                                                For the Six Months Ended
                                                                                        August 31,
                                                                             --------------------------------
                                                                                  1998             1999
                                                                             ---------------- ---------------
              Software:
              Property and equipment, net                                           $ 17,178        $ 19,226
              Capital Expenditures                                                  $  1,869        $  3,515

              Engineering Services:
              Property and equipment, net                                           $  1,618        $  1,294
              Capital Expenditures                                                  $    443        $    261


Revenue to non-affiliated customers analyzed on a geographical basis for the three and six months ended August 31, 1998 and 1999 were as follows (in thousands):


                                                                               For the Three Months Ended
                                                                                      August 31,
                                                                             --------------------------------
                                                                                  1998             1999
                                                                             ---------------- ---------------
              North America                                                         $ 18,584        $ 20,046
              Europe                                                                   8,549           9,434
              Asia/Pacific                                                             4,872           5,568

                                                                             ---------------- ---------------
              Total                                                                 $ 32,005        $ 35,048
                                                                             ---------------- ---------------
                                                                             ---------------- ---------------


                                                                                For the Six Months Ended
                                                                                        August 31,
                                                                             --------------------------------
                                                                                  1998             1999
                                                                             ---------------- ---------------

              North America                                                         $ 36,013        $ 38,997
              Europe                                                                  16,503          18,193
              Asia/Pacific                                                            10,971          10,450

                                                                             ---------------- ---------------
              Total                                                                 $ 63,487        $ 67,640
                                                                             ---------------- ---------------
                                                                             ---------------- ---------------

No customer accounted for 10% or more of total revenue in the reported periods.

     7.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supercedes and amends a number of existing standards. The statement is effective for ISI's fiscal year 2002, but earlier application is permitted. The impact of the adoption of this statement, if any, on the financial statements of ISI has not yet been determined.

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

Effective July 21, 1999 ISI acquired all the outstanding stock and stock rights of Software Development Systems, Inc. (SDS) which develops, markets and supports a family of specialized integrated software products used in the embedded-systems industry. The total purchase price of approximately
$39.2 million consisted of 1,430,037 shares of ISI's common stock with an estimated fair value of approximately $13.9 million, cash consideration of $24.3 million and acquisition costs of $1.0 million. The acquisition has been accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. ISI's consolidated balance sheet, as of August 31, 1999, reflects a preliminary allocation of the purchase price of SDS.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods presented the percentage of total revenue represented by each line item in ISI's condensed consolidated statements of income and the percentage change in each line item from the prior year period:

                                                             PERCENTAGE OF                 PERIOD-TO-PERIOD
                                                             TOTAL REVENUE                PERCENTAGE CHANGE
                                                         ---------------------        ------------------------

                                                          THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                AUGUST 31,                    AUGUST 31,
                                                            1999        1998            1999 COMPARED TO 1998
                                                         ---------   ---------        ------------------------
Revenue:
  Product                                                      59 %        55 %                   17 %
  Services                                                     41          45                      0
                                                         ---------    --------

    Total revenue                                             100         100                     10
                                                         ---------    --------

Costs and expenses:
  Cost of product revenue                                       9           9                      7
  Cost of services revenue                                     17          21                    (12)
  Marketing and sales                                          41          35                     28
  Research and development                                     18          14                     32
  General and administrative                                   10          10                     16
  Amortization of intangibles                                   4           1                     NM
  Acquisition-related and other expenses                       20           3                     NM
                                                         ---------    --------
    Total costs and expenses                                  119          93                     39
                                                         ---------    --------

     Income (loss) from operations                            (19)          7                     NM

Interest and other income                                       2           4                    (47)
                                                         ---------    --------
     Income (loss) before income taxes                        (17)         11                     NM

Provision for income taxes                                      4           4                     37
                                                         ---------    --------
     Net income (loss)                                        (21) %        7 %                 (414) %
                                                         ---------    --------
                                                         ---------    --------

NM = Not Meaningful

                                                             PERCENTAGE OF                 PERIOD-TO-PERIOD
                                                             TOTAL REVENUE                PERCENTAGE CHANGE
                                                         ---------------------        ------------------------

                                                            SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                AUGUST 31,                    AUGUST 31,
                                                            1999        1998            1999 COMPARED TO 1998
                                                         ---------   ---------        ------------------------

Revenue:
  Product                                                      59 %        55 %                   14 %
  Services                                                     41          45                     (2)
                                                         ---------    --------

    Total revenue                                             100         100                      7
                                                         ---------    --------

Costs and expenses:
  Cost of product revenue                                      12           9                     33
  Cost of services revenue                                     17          20                     (6)
  Marketing and sales                                          42          37                     22
  Research and development                                     17          16                     13
  General and administrative                                   11          10                     13
  Amortization of intangibles                                   2           -                     NM
  Acquisition-related and other expenses                       10           2                     NM
                                                         ---------    --------
    Total costs and expenses                                  111          94                     13
                                                         ---------    --------

     Income (loss) from operations                            (11)          6                     NM

Interest and other income                                       3           3                     (6)
                                                         ---------    --------
     Income (loss) before income taxes                         (8)          9                     NM

Provision for income taxes                                      3          (1)                    NM
                                                         ---------    --------
     Net Income (loss)                                        (11) %       10 %                 (212) %
                                                         ---------    --------
                                                         ---------    --------

NM = Not Meaningful


REVENUE

Revenue consists of fees from the licensing of software products ("Product Revenue") and from the maintenance and support of software products, customer training, and engineering services ("Services Revenue"). Total revenue increased by 10% from $32.0 million in the second quarter of fiscal year 1999 to $35.0 million in the second quarter of fiscal year 2000 and increased 7% from $63.5 million in the first six months of fiscal year 1999 to $67.6 million in the first six months in fiscal year 2000.

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

     Components of ISI's revenue by segment for the second quarter and first six months of fiscal years 1999 and 2000 were as follows:

Three Months Ended August 31, 1998:                                     Six Months Ended August 31, 1998:

                                         Engineering                                                     Engineering
                           Software        Services        Total                             Software     Services        Total
                          ------------  --------------- -------------                      ------------- ------------  ------------
Product................    $   16,960    $         763   $    17,723    Product..........   $    33,752   $    1,132    $   34,884
Services...............         7,662            6,620        14,282    Services.........        16,031       12,572        28,603
                          ------------  --------------- -------------                      ------------- ------------  ------------
Total..................    $   24,622          $ 7,383   $    32,005    Total............   $    49,783   $   13,704    $   63,487
                          ------------  --------------- -------------                      ------------- ------------  ------------
                          ------------  --------------- -------------                      ------------- ------------  ------------

Three Months Ended August 31, 1999:                                     Six Months Ended August 31, 1999:

                                         Engineering                                                     Engineering
                           Software        Services        Total                             Software     Services        Total
                          ------------  --------------- -------------                      ------------- ------------  ------------
Product................    $   19,434    $       1,331   $    20,765    Product..........   $    35,864   $    3,850    $   39,714
Services...............         9,586            4,697        14,283    Services.........        18,347        9,579        27,926
                          ------------  --------------- -------------                      ------------- ------------  ------------
Total..................    $   29,020    $       6,028   $    35,048    Total............   $    54,211   $   13,429    $   67,640
                          ------------  --------------- -------------                      ------------- ------------  ------------
                          ------------  --------------- -------------                      ------------- ------------  ------------

     Product revenue increased 17% from $17.7 million in the second quarter of fiscal year 1999 to $20.8 million in the second quarter of fiscal year 2000 and increased 14% from $34.9 million in the first six months of fiscal year 1999 to $39.7 million in the first six months of fiscal year 2000. The percentage of ISI's total revenue attributable to Product Revenue increased from 55% in the second quarter and first six months of fiscal year 1999 to 59% in the second quarter and first six months of fiscal year 2000. The increase in product revenue was due primarily to increased sales of embedded software licenses and the inclusion of Product Revenue attributable to SDS, since the date of acquisition, plus an increase in Product Revenue at Doctor Design.

     Services revenue remained approximately the same, $14.3 million in the second quarter of fiscal year 1999 and fiscal year 2000, and decreased 2% from $28.6 million for the first six months of fiscal year 1999 to $27.9 million for the first six months of fiscal year 2000. The decrease was due primarily to ISI's decision to shift away from lower margin, fixed-price government contracts, which contributed $2.2 million in the first six months of fiscal year 1999, offset by continued growth of the installed customer base and the renewal of maintenance and support contracts.

     Price increases were not a material factor in ISI's revenue growth in the periods presented.

     The percentage of ISI's total revenue from customers located internationally was 43% in the second quarters of fiscal years 2000 and 1999, and 42% and 43% in the first six months of the fiscal years 2000 and 1999, respectively. International revenue, as a percentage of total revenue, in the first six months of fiscal year 2000, showed growth of $1.7 million in the European region which was partially offset the a slight decline in revenue in the Asia/Pacific region of $0.5 million.

COSTS AND EXPENSES

     Cost of product revenue includes third-party royalties, costs of product packaging, documentation, amortization of capitalized software development costs, and the costs related to equipment hardware. Cost of product revenue as a percentage of Product Revenue was 15% and 16% in the second quarter of fiscal years 2000 and 1999, respectively, and 20% and 17% in the first six months of fiscal years 2000 and 1999, respectively. The decrease in cost of product revenue as a percentage of Product Revenue in the second quarter of fiscal year 2000 is due primarily to the reduction in royalty expense as a result of the acquisition of SDS. Prior to the acquisition, these expenses were reported as cost of product revenue. The increase in cost of product revenue as a percentage of Product Revenue in the first six months of fiscal year 2000 as compared to the first six months of fiscal year 1999 is due primarily to a large Doctor Design product sale in the first quarter of fiscal year 2000, which had a very low margin. Excluding the effect of this sale, cost of product revenue was 16% of Product Revenue in the first six months of fiscal year 2000.

     Cost of services revenue includes personnel and related direct costs associated with providing training, maintenance, engineering and consulting services to customers and the infrastructure to manage a services organization. ISI's cost of services revenue as a percentage of Services Revenue was 41% and 47% in the second quarter of fiscal years 2000 and 1999, respectively and 43% and 44% in the first six months of fiscal years 2000 and

1999, respectively. The decrease in cost of service revenue as a percentage of Service Revenue is due primarily to a shift in revenue mix in both business segments. Higher margin software maintenance revenue increased in the software segment, while lower margin engineering services revenue at Doctor Design decreased in the second quarter of fiscal year 2000 as compared to the second quarter of fiscal year 1999. In addition, in the first six months of fiscal year 1999 there was a higher proportion of fixed price engineering and consulting services contracts than in the first six months of fiscal year 2000. Fixed-price contracts are typically lower margin than time and materials contracts.

     Marketing and sales expenses increased by 28% from $11.3 million in the second quarter of fiscal year 1999 to $14.4 million in the second quarter of fiscal year 2000 and represented 41% and 35% of total revenue in the second quarter of fiscal years 2000 and 1999, respectively. Marketing and sales expenses increased 22% from $23.4 million in the first six months of fiscal year 1999 to $28.4 million in the first six months of fiscal year 2000 and represented 42% and 37% of total revenue in the first six months of fiscal years 2000 and 1999, respectively. The dollar increases in marketing and sales expenses in the periods presented was primarily due to the continued growth of the domestic and international sales and support infrastructure, and the inclusion of SDS since the date of acquisition.

     ISI believes that significant investment for product research and development is essential to product and technical leadership. Research and development expenses increased 32% from $4.7 million in the second quarter of fiscal year 1999 to $6.1 million in the second quarter of fiscal year 2000, and increased as a percentage of total revenue from 14% in the second quarter of fiscal year 1999 to 18% in the second quarter of fiscal year 2000. Research and development expenses increased 13% from $10.1 million in the first six months of fiscal year 1999 to $11.4 million in the first six months of fiscal year 2000, and increased as a percentage of total revenue from 16% in the first six months of fiscal year 1999 to 17% in the first six months of fiscal year 2000. The dollar increases in research and development expenses in the periods reported were due primarily to costs associated with new product initiatives at Doctor Design and research and development expenses attributable to SDS, since the date of acquisition. ISI anticipates that it will continue to devote substantial resources to product research and development throughout fiscal year 2000.

     General and administrative expenses were $3.7 million in the second quarter of fiscal year 2000 compared to $3.2 million in the second quarter of fiscal year 1999 and represented 10% of total revenue in both periods. General and administrative expenses were $7.2 million and $6.4 million in the first six months of fiscal years 2000 and 1999, respectively, and represented 11% and 10% of total revenue, respectively. The dollar increase in the periods reported was due primarily to an increase in administrative infrastructure at Doctor Design, and general and administrative expenses attributable to SDS, since the date of acquisition.

     Amortization of intangibles was $1.3 million in the second quarter of fiscal year 2000 compared to $0.1 million in the second quarter of fiscal year 1999. Amortization of intangibles was $1.4 million and $0.3 million in the first six months of fiscal years 2000 and 1999, respectively. The increases for all periods presented were due primarily to amortization of goodwill and other intangibles associated with the acquisition of SDS in the second quarter of fiscal year 2000.

     Acquisition-related and other expenses were $7.1 million and $1.1 million in the second quarter of fiscal years 2000 and 1999, respectively. The $7.1 million in the second quarter of fiscal year 2000 was due primarily to costs incurred in the transition of SDS, including a $6.3 million charge relating to the write-off of in-process research and development costs. The $1.1million in the second quarter of fiscal year 1999 was primarily a result of CEO recruitment and legal costs.

     ISI recognized an in-process research and development charge of $6.3 million relating to the SDS acquisition, during the second quarter of fiscal year 2000. The amount allocated to in-process technology represents purchased in-process technology for a project that has not yet reached technological feasibility and has no alternative future use. The value of in-process project research and development was determined by estimating the net cash flows resulting from the completion of the project reduced to the percentage of completion of the project. Net cash flows were tax affected using estimated income taxes consistent with ISI's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate based on ISI's required risk adjusted weighted average rate of return. ISI estimated revenues, margins and operating costs based upon historical information about similar product developments combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of SDS. ISI cannot guarantee that it will realize revenue from this in-process project in the amounts estimated or that the costs incurred will be materially consistent with estimates made.

     The nature of the efforts to develop all purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the resulting products can meet their design specification, including function, features and technical performance requirements.

     Due to the fact that the project is in-process there is uncertainty whether it can be successfully finished and result in the net cash flows that were originally estimated at acquisition. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, the ISI's inability to perform the required completion efforts or other factors outside ISI's control such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should ISI's development efforts fail or encounter significant delay then ISI's future returns may be significantly reduced. In such case, ISI may be unable to recover its investment in this project, may be less well positioned to benefit from new product markets in these areas and ISI's future operating results could be adversely affected.

     Interest and other income decreased from $1.3 million in the second quarter of fiscal year 1999 to $0.7 million in the second quarter of fiscal year 2000 and from $2.2 million to $2.1 million in the first six months of fiscal years 1999 and 2000, respectively, due primarily to a decrease in the amount of interest-bearing cash equivalents and marketable securities, used in the acquisition of SDS, and to the absence of rental income from the sub-lease of part of ISI's Sunnyvale headquarters in the second quarter of fiscal year 2000 as compared to the second quarter of fiscal year 1999.

     Net income in the second quarter of fiscal year 2000 was negatively impacted by $8.4 million in acquisition related charges, including $6.3 million for in-process research and development and $1.3 million in amortization of goodwill and other intangibles. Despite a net loss in the second quarter of fiscal year 2000, a tax provision resulted due to the exclusion of amortization of goodwill and other intangibles, and exclusion of in-process research and development, which are non-deductible for income tax purposes. Excluding non-deductible acquisition-related expenses and amortization of goodwill and other intangibles, the effective tax rate for the second quarter of fiscal year 2000 was 30%. The effective tax rate for the second quarter of fiscal year 1999 was 32%.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which supercedes and amends a number of existing standards. The statement is effective for ISI's fiscal year 2002, but earlier application is permitted. The impact of the adoption of this statement, if any, on the financial statements of ISI has not yet been determined.

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

     In reviewing its operations for Year 2000 Compliance, ISI has identified three categories of risk: internal business software, internal non-financial software and embedded chip technology, and external noncompliance by suppliers. With respect to internal business software, ISI is 80% towards being fully compliant and expects to be in full compliance before the Year 2000. Accordingly, ISI has not developed formal contingency plans and feels there is minimal risk that the systems will not be compliant before Year 2000. All financial, order processing and manufacturing software is fully Year 2000 Compliant.

     With respect to internal non-financial software and embedded chip technology, ISI is currently gathering data to assess the impact of the Year 2000 on systems such as security equipment and telephones, with Year 2000 Compliance scheduled for late 1999. Assessment and implementation plans are already being executed in approximately 75% of these areas. If ISI is unable to achieve Year 2000 Compliance for its major non-financial systems, the year 2000 could have a material impact on the operations of ISI. It is estimated that ISI is 75% towards being in full compliance. ISI does not currently have a contingency plan in place for its internal non-financial software and embedded chip technology.

     With respect to external noncompliance by suppliers, ISI is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which ISI's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by late 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, ISI intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. ISI currently has formal information concerning the Year 2000 Compliance status of about 70% of its suppliers including most of its critical suppliers. In the event that any of ISI's critical suppliers do not successfully and timely achieve Year 2000
Compliance, and ISI is unable to replace them with new or alternate suppliers, ISI's business or operations could be adversely affected.

     All costs associated with carrying out ISI's plan for the Year 2000 Compliance are being expensed as incurred, and are being funded from cash provided from operations. As of August 31, 1999 it is estimated that costs associated with preparation for the Year 2000 were approximately $1.4 million and that a further $250,000 will be incurred to complete the above plans. Of these amounts, approximately $500,000 is to cover new/replacement technologies, and $1.2 million is of a repair or upgrade nature.

LIQUIDITY AND CAPITAL RESOURCES

     ISI had funded its operations to date principally through cash flows from operations. As of August 31, 1999, ISI had $42.6 million of cash, cash equivalents and marketable securities. This represents a decrease of $35.8 million from February 28, 1999, primarily as a result of the acquisition of SDS and from the repurchases of common stock.

     Net cash used in operating activities was $0.1 million during the first six months of fiscal year 2000. This represents a decrease of $10.0 million from the amount generated in the first six months of fiscal year 1999. Net cash from operating activities decreased in the first six months of fiscal year 2000, due primarily to lower net income and a large decrease in accrued liabilities related to the Green Hills legal settlement.

     Net cash provided by investing activities was $1.9 million in the first six months of fiscal year 2000. This compares to net cash used in investing activities of $10.9 million in the first six months of fiscal year 1999. The difference between the two comparative periods is due primarily to the sales of marketable securities to fund the acquisition of SDS, partially offset by approximately $24.3 million used in the acquisition of SDS.

     Net cash used in financing activities totaled $4.8 million in the first six months of fiscal year 2000 compared to net cash provided of $1.3 million in the first six months of fiscal year 1999. The difference was due primarily to the repurchase of approximately 641,000 shares of common stock, combined with a decrease in the proceeds from the exercise of options to purchase common stock and purchases under the Employee Stock Purchase Plan.

     ISI believes that the cash flows from operations, together with existing cash and investment balances, will be adequate to meet ISI's cash requirements for working capital, capital expenditures and stock repurchases for the next 12 months.

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

    ISI MUST EFFECTIVELY INTEGRATE ACQUIRED BUSINESSES. ISI has completed a number of acquisitions in recent years and may complete additional acquisitions in the future. The process of integrating an acquired company's business, most recently the acquisition of SDS in July 1999, into ISI's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of ISI's business. Moreover, the anticipated benefits of an acquisition might not be realized. Future acquisitions by ISI could result in potentially dilutive issuances of equity securities, debt-obligations and contingent liabilities, the use of cash reserves, and amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on ISI's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, difficulties in managing diverse geographic sales and research and development operations, the diversion of management attention from other business concerns, risks of entering markets in which ISI has no or limited direct prior experience and the potential loss of key employees of the acquired company.

    ISI IS SUBJECT TO THE BUSINESS AND ECONOMIC RISKS OF INTERNATIONAL OPERATIONS. In fiscal year 1999 and the first six months of fiscal year 2000, ISI derived approximately 42% of its total revenue from sales outside of North America. ISI expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to a number of special risks. These risks include:

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

    THE MARKET PRICE OF ISI'S STOCK HAS BEEN VOLATILE. The prices for ISI's common stock have fluctuated widely in the past. During the 6 months ended August 31, 1999, the closing price of a share of ISI common stock ranged from a high of $17.69 to a low of $8.44. The management of ISI believes that stock price fluctuations may have been caused by actual or anticipated variations in ISI's operating results, announcements of technical innovations or new products or services by ISI or its competitors, changes in earnings estimates by securities analysts and other factors, including changes in conditions of the software and other technology industries in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by ISI and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against ISI. Litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on ISI's business, financial condition and results of operations even if ISI is successful in any suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the common stock.

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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the fiscal quarter, ISI issued an aggregate of 1,430,037 shares of unregistered common stock and $13.9 million in cash to the shareholders of Software Development Systems, Inc. for all of the outstanding common stock of Software Development Systems, Inc. As a result Software Development Systems, Inc is a wholly owned subsidiary of Integrated Systems, Inc. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held August 31, 1999, the following matters were submitted to a vote of the security holders:

         (1) To elect the following to serve as directors of ISI:

                      NAME                       FOR            WITHHELD

                  Charles M. Boesenberg       19,515,433         22,661
                  John C. Bolger              19,507,733         30,361
                  Michael A. Brochu           19,504,984         33,110
                  Narendra K. Gupta           19,498,782         39,312
                  Vinita Gupta                19,492,932         45,162
                  Thomas Kailath              19,452,697         85,697
                  Richard C. Murphy           19,452,592         85,502

(2) To approve an amendment to ISI's 1998 Equity Incentive Plan to increase the shares of common stock available under such Plan by 1,000,000 shares:

                  Votes for                10,133,313
                  Votes against             4,099,475
                  Votes abstaining             21,728
                  Broker non-votes          5,283,578

         (3)  To approve the adoption of ISI's 1999 Employee Stock Purchase
              Plan:

                  Votes for                13,969,992
                  Votes against               278,527
                  Votes abstaining             26,926
                  Broker non-votes          5,262,649

     (4) To approve an amendment to the Corporations' Bylaws to change the number of authorized Board Directors to a range of 5 to 9 members:

                  Votes for                13,969,992
                  Votes against               278,527
                  Votes abstaining             26,926

     (5) To ratify the selection of PricewaterhouseCoopers LLP as independent accountants ISI for the fiscal year ending February 29, 2000:

                  Votes for                19,521,932
                  Votes against                 5,000
                  Votes abstaining             11,162

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      EXHIBITS.

              The following exhibits are filed as part of the Report:

              Exhibit
              Number       Title
              --------     ------
                3.02       Certificate of Amendment of Bylaws
                           (Incorporated by reference to Exhibit 4.05 of the Company's Registration Statement on Form S-8, File
                           No. 333-87959)

               10.19 Registrant's 1998 Equity Incentive Plan (Incorporated by reference to Exhibit 4.04 of the Company's Registration Statement on Form S-8, File No. 333-87959)

               10.20 Registrant's 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.03 of the Company's Registration Statement on Form S-8, File No. 333-87959)

               27.01       Financial Data Schedule

     (b)      REPORTS ON FORM 8-K.

                  During the fiscal quarter ended August 31, 1999, the Company filed a report on 8-K dated July 21, 1999 relating to the acquisition of Software Development Systems, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   October 14, 1999     INTEGRATED SYSTEMS, INC.
                              (Registrant)




                              /s/ CHARLES M. BOESENBERG
                              -----------------------------------
                              CHARLES M. BOESENBERG
                              President and Chief Executive Officer

                              /s/ WILLIAM C. SMITH
                              -----------------------------------
                              WILLIAM C. SMITH
                              Vice President, Finance and
                              Chief Financial Officer