Form 10-Q
period 1999-11-30
INTEGRATED SYSTEMS INC
filed 1999-12-21
CIK 775163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 1999

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

                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The number of shares outstanding of the Registrant's Common Stock on December 14, 1999 was 24,246,248 shares.


                                                             Page 1 of 28 pages.

                            INTEGRATED SYSTEMS, INC.
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 30, 1999

                                      INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                              3

           Condensed Consolidated Balance Sheets as of November 30, 1999
           and February 28, 1999                                             4

           Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Three Months and Nine
           Months Ended November 30, 1999 and 1998                           5

           Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended November 30, 1999 and 1998                           6

           Notes to Condensed Consolidated Financial Statements              7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        14

Item 3.    Qualitative and Quantitative Disclosures about Market Risks      26

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 27


SIGNATURES                                                                  28

         -----------------------------------------------------------------------
         This Form 10-Q contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), including but not limited to statements regarding ISI's expectations, hopes or intentions regarding the future. Actual results and trends could differ materially from those discussed in the forward-looking statements. In addition, past trends should not be perceived as indicators of future performance. Among the factors that could cause actual results to differ from the forward-looking statements are those detailed elsewhere in this Report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in ISI's Securities and Exchange Commission reports.
         -----------------------------------------------------------------------

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

                            INTEGRATED SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    NOVEMBER 30,        FEBRUARY 28,
                                                        1999                1999
                                                  ----------------     ----------------
                                                    (unaudited)
                           ASSETS

Current assets:

    Cash and cash equivalents                      $        18,578      $       19,079
    Marketable securities                                    1,460               9,554
    Accounts receivable, net                                39,416              28,431
    Deferred income taxes                                    3,014               2,360
    Prepaid expenses and other                               6,884               5,255
                                                   ----------------     ---------------

        Total current assets                                69,352              64,679

Marketable securities                                       24,743              49,698
Property and equipment, net                                 21,008              18,633
Intangible assets, net                                      35,808               3,503
Deferred income taxes                                        5,259               5,322
Other assets                                                 2,216               1,200
                                                   ----------------     ---------------

        Total assets                               $       158,386       $     143,035
                                                   ================     ===============

                           LIABILITIES

Current liabilities:

    Accounts payable                                $        6,119      $        4,761
    Accrued payroll and related expenses                     8,578               6,250
    Other accrued liabilities                                8,162              10,668
    Income taxes payable                                     2,950               2,562
    Deferred revenue                                        21,956              18,003
                                                   ----------------     ---------------

        Total current liabilities                           47,765              42,244

Long-term debt                                                 598                  --
                                                   ----------------     ---------------

        Total liabilities                                   48,363              42,244
                                                   ----------------     ---------------

                           SHAREHOLDERS' EQUITY

Common Stock, no par value, 50,000 shares authorized:
    24,216 and 22,686 shares issued and outstanding at
    November 30, 1999 and February 28, 1999
    respectively                                            74,367              59,848
    Accumulated other comprehensive (loss), net             (1,569)               (759)
    Retained earnings                                       37,225              41,702
                                                   ----------------     ---------------

        Total shareholders' equity                         110,023             100,791
                                                   ----------------     ---------------

        Total liabilities and shareholders' equity $       158,386      $      143,035
                                                   ================     ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                      (in thousands, except per share data)
                                   (unaudited)

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           NOVEMBER 30,           NOVEMBER 30,
                                                       -------------------     -------------------
                                                         1999       1998         1999       1998
                                                       --------   --------     --------   --------
Revenue:
    Product                                            $  28,094  $  20,604    $ 67,808   $ 55,488
    Services                                              15,538     14,358      43,464     42,961
                                                       ---------- ----------   ---------  ---------
        Total revenue                                     43,632     34,962     111,272     98,449
                                                       ---------- ----------   ---------  ---------
Cost and expenses
    Cost of product revenue                                4,061      4,441      12,034     10,449
    Cost of services revenue                               5,967      6,316      17,848     18,919
    Marketing and sales                                   17,094     12,142      45,508     35,505
    Research and development                               7,204      4,399      18,650     14,498
    General and administrative                             3,859      3,129      11,070      9,516
    Amortization of intangibles                            2,320        108       3,628        416
    Acquisition-related and other expenses                 1,497      1,117       8,586      2,177
                                                       ---------- ----------   ---------  ---------
        Total costs and expenses                          42,002     31,652     117,324     91,480
                                                       ---------- ----------   ---------  ---------

            Income (loss) from operations                  1,630      3,310      (6,052)     6,969

Interest and other income                                    485      1,354       2,582      3,575
                                                       ---------- ----------   ---------  ---------

            Income (loss) before income taxes              2,115      4,664      (3,470)    10,544

Provision (benefit) for income taxes                        (592)     1,492       1,007        974
                                                       ---------- ----------   ---------  ---------
            Net income (loss)                          $   2,707  $   3,172    $ (4,477)  $  9,570
                                                       ========== ==========   =========  =========

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                (64)       364        (221)       346
                                                       ---------- ----------   ---------  ---------

     Unrealized gain (loss) on investments                    59        135        (589)       431
                                                       ---------- ----------   ---------  ---------

Other comprehensive income (loss)                             (5)       499        (810)       777
                                                       ---------- ----------   ---------  ---------

Total comprehensive income (loss)                      $   2,702  $   3,671    $ (5,287)  $ 10,347
                                                       ========== ==========   =========  =========

Earnings (loss) per share - basic                      $    0.11  $    0.14    $ (0.19)   $   0.41
                                                       ========== ==========   =========  =========

Earnings (loss) per share - diluted                    $    0.11  $    0.14    $ (0.19)   $   0.40
                                                       ========== ==========   =========  =========

Shares used in per share calculations - basic             23,926     22,969     23,322      23,299
                                                       ========== ==========   =========  =========

Shares used in per share calculations - diluted           24,933     23,241     23,322      23,984
                                                       ========== ==========   =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                  NINE MONTHS ENDED
                                                                     NOVEMBER 30,
                                                                 1999           1998
                                                               --------       --------
 Cash flows from operating activities:

    Net income (loss)                                          $  (4,477)     $   9,570
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Depreciation and amortization of capitalized software      6,268          3,893
        Amortization of other intangibles                          3,628            416
        In-process research and development written off            6,300             --
        Deferred income taxes                                     (1,610)        (1,924)
        Provision for doubtful accounts receivable                   (45)           (25)
        Changes in assets and liabilities:
            Accounts receivable                                   (8,780)         3,760
            Prepaid expenses and other                            (1,190)          (108)
            Accounts payable, accrued payroll and
                 other accrued liabilities                        (3,261)         1,061
            Income taxes payable                                     388            271
            Deferred revenue                                       3,053            372
            Other assets and liabilities                          (1,249)           241
                                                               ----------     ----------

Net cash provided by (used in) operating activities                 (975)        17,527
                                                               ----------     ----------

Cash flows from investing activities:
    Sales and maturities (purchases) of marketable
        securities, net                                           32,067         (5,493)
    Additions to property and equipment                           (5,653)        (3,104)
    Capitalized software development costs                        (1,550)        (1,405)
    Acquisitions, net of cash acquired                           (24,872)            --
                                                               ----------     ----------

         Net cash (used in) investing activities                      (8)       (10,002)
                                                               ----------     ----------

Cash flows from financing activities:

    Repurchase of common stock                                    (6,365)        (8,739)
    Proceeds from exercise of common stock options and
        purchases under the Employee Stock Purchase Plan           6,943          3,108
                                                               ----------     ----------

        Net cash provided by (used in) financing activities          578         (5,631)
                                                               ----------     ----------

Effect of exchange rate fluctuations on cash and cash
       equivalents                                                   (96)           352

Net increase (decrease) in cash and cash equivalents                (501)         2,246
Cash and cash equivalents at beginning of period                  19,079         14,454
                                                               ----------     ----------

Cash and cash equivalents at end of period                     $  18,578      $  16,700
                                                               ==========     ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for income taxes               $     187      $   2,340

Supplemental schedule of noncash investing activities:
    Unrealized gain (loss) on marketable securities,
       before tax effect                                       $    (982)     $     718
    Issuance of common stock in acquisition                    $  13,941      $      --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTEGRATED SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information for the three months and nine months ended November 30, 1999 and 1998 is unaudited)

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

2.   WIND RIVER SYSTEMS, INC. MERGER

     On October 21, 1999, Integrated Systems, Inc. ("ISI"), and Wind River Systems, Inc. ("Wind"), and University Acquisition Corp., a wholly-owned subsidiary of Wind, entered into a definitive Agreement and Plan of Reorganization ("Merger Agreement"). Wind develops, markets, supports and provides consulting services for advanced software operating systems and development tools for customers to create software applications for embedded computers.

     Pursuant to the Merger Agreement, ISI will become a wholly-owned subsidiary of Wind. At the effective time of the Merger, all outstanding shares of ISI common stock will be exchanged for shares of Wind common stock. Each share of ISI common stock will automatically be converted into 0.92 of a share of Wind common stock. In addition, Wind will assume all outstanding options to purchase ISI common stock on the terms provided in the Merger Agreement. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization.

     In connection with the execution of the Merger Agreement, ISI and Wind entered into a Stock Option Agreement ("Option Agreement"), pursuant to which ISI granted to Wind an irrevocable option to purchase newly issued shares of ISI common stock representing up to 10% of ISI common stock outstanding as of October 21, 1999. The purchase price per option share is $18.46.

     The Merger, which is expected to close in the fourth quarter of fiscal year 2000, is subject to approval of ISI shareholders and Wind stockholders. The directors of ISI and eight of the executive officers of ISI have agreed to vote their ISI shares in favor of the Merger at the ISI shareholders meeting called for that purpose. On December 3, 1999, the waiting period under Hart-Scott-Rodino Antitrust Improvements Act expired.

     ISI may be required to pay a substantial termination fee if the Merger Agreement is terminated for certain specific reasons. ISI has filed the Merger Agreement with the Securities and Exchange Commission on November 5, 1999 as an exhibit to its report on Form 8-K.

3.   ACQUISITION OF SOFTWARE DEVELOPMENT SYSTEMS, INC.

     On July 21, 1999, Integrated Systems, Inc. acquired Software Development Systems, Inc., ("SDS") a privately held Illinois corporation for approximately $24.3 million in cash and 1,430,037 in ISI's common stock. This transaction was accounted for using the purchase method of accounting. SDS is engaged in the business of developing, marketing, and supporting embedded software tools. ISI's operating results for the three and nine months ended November 30, 1999 include the results of SDS from the date of acquisition. SDS results are included in the Software reportable segment. ISI's consolidated balance sheet, as of November 30, 1999, reflects a preliminary allocation of the purchase price of SDS, which resulted in a change in accounts receivable, deferred tax assets, prepaid and other current assets, fixed assets, goodwill and other intangible assets, current and long-term liabilities. Other intangible assets includes completed technology, OEM relationships, non-compete agreement, trade name and workforce. ISI recorded an expense for the in-process research and development, which was charged against earnings for the second quarter of fiscal year 2000.

The purchase price of $39.9 million is allocated as follows (in thousands):



     Completed technology                                      $      6,500
     In-process research and development                              6,300
     OEM relationships                                                2,800
     Non-compete agreement                                            1,000
     Trade name                                                       1,800
     Workforce                                                        2,900
     Deferred tax liability                                          (4,800)
     Assumed net assets                                               2,617
     Goodwill                                                        20,780
                                                               ------------
        Total                                                  $     39,897



The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of each of the periods presented and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

                                                 Three Months Ended             Nine Months Ended
                                                    November 30,
     November 30,
                                               ----------------------         ----------------------
                                                  1999        1998              1999          1998
                                               ----------   ---------         ---------    ----------
(in thousands, except per share data)

Net revenue                                    $   43,632   $   38,299        $ 116,091    $  107,137
                                               ==========   ==========        =========    ==========

Net income (loss)                              $    2,707   $      498        $  (5,448)   $      431
                                               ==========   ==========        =========    ==========

Earnings (loss) per share - basic & diluted    $     0.11   $     0.02        $   (0.23)   $     0.02
                                               ==========   ==========        =========    ==========

4.   EARNINGS PER SHARE

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

The following table sets forth the calculations of earnings per share:

                                                 Three Months Ended             Nine Months Ended
                                                    November 30,                   November 30,
                                               ----------------------         ----------------------
                                                  1999        1998              1999          1998
                                               ----------   ---------         ---------    ----------

(in thousands, except per share data)

Basic
    Net income (loss)                          $    2,707   $   3,172         $  (4,477)   $    9,570
                                               ==========   =========         =========    ==========
    Number of shares:
    Weighted average number of common
        shares outstanding                         23,926      22,969            23,322        23,299
                                               ==========   =========         =========    ==========

Earning (loss) per share - basic               $     0.11   $    0.14         $   (0.19)   $     0.41
                                               ==========   =========         =========    ==========

Diluted
    Net income (loss)                          $    2,707   $   3,172         $  (4,477)   $    9,570
                                               ==========   =========         =========    ==========

    Number of shares:
    Weighted average number of common
         shares outstanding                        23,926      22,969            23,322        23,299
    Diluted effect of stock options, net            1,007         272                --           685
                                               ----------   ---------         ---------    ----------
    Weighted average number of common shares
        and common equivalent shares
        outstanding                                24,933      23,241            23,322        23,984
                                               ==========   =========         =========    ==========

Earning (loss) per share - diluted             $     0.11   $    0.14         $   (0.19)   $     0.40
                                               ==========   =========         =========    ==========


       Certain options to purchase common stock were not included in the above calculation as their exercise prices were greater than the average market price of common stock in each of the respective periods and their inclusion would be anti-dilutive. The number of such options excluded was approximately 1,015,000 and 2,200,000 for the three months ended
November 30, 1999 and 1998, respectively, and 757,000 and 900,000 for the nine months ended November 30, 1999 and 1998, respectively.

       For periods where a net loss is shown, potentially dilutive securities are excluded from the calculation of loss per common share as their inclusion would have an anti-dilutive effect. These securities, stated in equivalent shares of common stock, consisted of 679,000 options to purchase common stock for the nine months ended November 30, 1999.

5.   COMPREHENSIVE INCOME (LOSS)

     The accumulated balances of other comprehensive income (loss), net of taxes, as of November 30, 1999 was as follows (in thousands):

                                     NOVEMBER 30, 1999
                              ---------------------------------
                                FOREIGN
                               CURRENCY    UNREALIZED
                              TRANSLATION    GAINS/       TOTAL
                              ADJUSTMENTS    LOSSES       OTHER
                              -----------  ----------     -----
Beginning balance            $     (967)   $      208   $   (759)
Current-period change              (221)         (589)      (810)
                             -----------   -----------  ---------
Ending balance               $   (1,188)   $     (381)  $ (1,569)


6.            DERIVATIVE FINANCIAL INSTRUMENTS

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

       ISI's total contracted foreign currency forward exchange contracts as at November 30, 1999 and February 28, 1999 were as follows (in thousands):

                                      NOVEMBER 30, 1999             FEBRUARY 28, 1999
                                    ----------------------        ----------------------
                                               UNREALIZED                    UNREALIZED
                                                  GAINS/                       GAINS/
                                        COST    (LOSSES)            COST      (LOSSES)
                                    ---------- -----------        ---------  -----------
Japanese Yen                        $   2,585  $      (26)        $  3,400   $      112
British Pound                             523           9               --           --
French Franc                              578          30               --           --
Italian Lira                              555          27               --           --
German Mark                               279          12               --           --
Swedish Krona                             242           9               --           --
                                    ---------- -----------        ---------- -----------

Total                               $   4,762  $       61         $  3,400   $      112
                                    ========== ===========        ========== ===========

7.   SEGMENT REPORTING

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

     The following tables summarize revenue and operating profit before acquisition-related and other costs and before amortization of intangibles for each segment.

For the three months ended November 30, 1998 (in thousands):

                                                             ENGINEERING
                                                  SOFTWARE     SERVICES       TOTAL
                                                  --------   -----------     --------
Revenue from external customers                   $ 27,019     $  7,943      $ 34,962
Intersegment revenue                              $     --     $    224      $    224
Depreciation                                      $  1,173     $    268      $  1,441
Operating profit before amortization of
  intangibles, acquisition-related and other
  costs                                           $  3,101     $  1,434      $  4,535

For the three months ended November 30, 1999 (in thousands):

                                                             ENGINEERING
                                                  SOFTWARE     SERVICES       TOTAL
                                                  --------   -----------     --------
Revenue from external customers                   $ 35,902     $  7,730      $ 43,632
Intersegment revenue                              $     --     $     --      $     --
Depreciation                                      $  3,049     $    211      $  3,260
Operating profit before amortization of
  intangibles, acquisition-related and other
  costs                                           $  4,040     $  1,407      $  5,447


For the nine months ended November 30, 1998 (in thousands):

                                                             ENGINEERING
                                                  SOFTWARE     SERVICES       TOTAL
                                                  --------   -----------     --------
Revenue from external customers                   $ 78,044     $ 20,405      $ 98,449
Intersegment revenue                              $     --     $  1,466      $  1,466
Depreciation                                      $  3,579     $    730      $  4,309
Operating profit before amortization of
  intangibles, acquistion-related and other
  costs                                           $  5,429     $  4,133      $  9,562

For the nine months ended November 30, 1999 (in thousands):

                                                             ENGINEERING
                                                  SOFTWARE     SERVICES       TOTAL
                                                  --------   -----------     --------
Revenue from external customers                   $ 90,113     $ 21,159      $111,272
Intersegment revenue                              $     --     $     --      $     --
Depreciation                                      $  4,190     $    630      $  4,820
Operating profit before amortization of
  intangibles, acquisition-related and other
  costs                                           $  3,909     $  2,253      $  6,162

       The following table summarizes property and equipment and capital expenditures by segment, for the nine months ended November 30, 1998 and 1999 (in thousands):



                                                   FOR THE NINE MONTHS ENDED
                                                          NOVEMBER 30,
                                                   -------------------------
                                                       1998          1999
                                                   -----------   -----------


         Software:
         Property and equipment, net               $   17,006    $    19,573
         Capital expenditures                      $    2,263    $     5,328

         Engineering services:
         Property and equipment, net               $    1,627    $     1,435
         Capital expenditures                      $      841    $       325




       Revenue to non-affiliated customers analyzed on a geographical basis for the three and nine months ended November 30, 1998 and 1999 were as follows (in thousands):



                                                   FOR THE THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                   --------------------------
                                                       1998           1999
                                                   -----------    -----------


         North America                             $   19,615      $   25,401
         Europe                                         9,547          12,074
         Asia/Pacific                                   5,800           6,157
                                                   -----------    -----------

         Total                                     $   34,962      $   43,632
                                                   ===========    ===========


                                                  FOR THE NINE MONTHS ENDED
                                                          NOVEMBER 30,
                                                   -------------------------
                                                       1998           1999
                                                   -----------    -----------

         North America                             $    55,628    $    64,398
         Europe                                         26,050         30,267
         Asia/Pacific                                   16,771         16,607
                                                   -----------    -----------

         Total                                     $    98,449    $   111,272
                                                   ===========    ===========



No customer accounted for 10% or more of total revenue in the reported periods.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

       Effective July 21, 1999 ISI acquired all the outstanding stock and stock rights of Software Development Systems, Inc. ("SDS") which develops, markets and supports a family of specialized integrated software products used in the embedded-systems industry. The total purchase price of approximately $39.9 million consisted of 1,430,037 shares of ISI's common stock with an estimated fair value of approximately $13.9 million, cash consideration of $24.3 million and acquisition costs of $1.7 million. The acquisition has been accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. ISI's consolidated balance sheet, as of November 30, 1999, reflects a preliminary allocation of the purchase price of SDS. ISI has combined the businesses of its Diab Data and SDS subsidiaries to form one tools business named Diab-SDS.

       On October 21, 1999, Integrated Systems, Inc. ("ISI"), and Wind River Systems, Inc. ("Wind"), and University Acquisition Corp., a wholly-owned subsidiary of Wind, entered into a definitive Agreement and Plan of Reorganization ("Merger Agreement"). Wind develops, markets, supports and provides consulting services for advanced software operating systems and development tools for customers to create software applications for embedded computers.

       Pursuant to the Merger Agreement, ISI will become a wholly-owned subsidiary of Wind. At the effective time of the Merger, all outstanding shares of ISI common stock will be exchanged for shares of Wind common stock. Each share of ISI common stock will automatically be converted into 0.92 of a share of Wind common stock. In addition, Wind will assume all outstanding options to purchase ISI common stock on the terms provided in the Merger Agreement. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization.

       In connection with the execution of the Merger Agreement, ISI and Wind entered into a Stock Option Agreement ("Option Agreement"), pursuant to which ISI granted to Wind an irrevocable option to purchase newly issued shares of ISI common stock representing up to 10% of ISI common stock outstanding as of October 21, 1999. The purchase price per option share is $18.46.

       The Merger, which is expected to close in the fourth quarter of fiscal year 2000, is subject to approval of ISI shareholders and Wind stockholders. The directors of ISI and eight of the executive officers of ISI have agreed to vote their ISI shares in favor of the Merger at the ISI shareholders meeting called for that purpose. On December 3, 1999, the waiting period under Hart-Scott-Rodino Antitrust Improvements Act expired.

      ISI may be required to pay a substantial termination fee if the Merger Agreement is terminated for certain specific reasons. ISI has filed the Merger Agreement with the Securities and Exchange Commission on November 5, 1999 as an exhibit to its report on Form 8-K.

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

RESULTS OF OPERATIONS

     The following tables set forth for the periods presented the percentage of total revenue represented by each line item in ISI's condensed consolidated statements of operations and the percentage change in each line item from the prior year period.

                                       PERCENTAGE OF           PERIOD-TO-PERIOD
                                       TOTAL REVENUE          PERCENTAGE CHANGE
                                     -----------------        ------------------
                                     THREE MONTHS ENDED       THREE MONTHS ENDED
                                        NOVEMBER 30,             NOVEMBER 30,
                                       1999     1998         1999 COMPARED TO 1998
                                     -------- --------       ---------------------
Revenue:
    Product                               64 %     59 %              36  %
    Services                              36       41                 8
                                      ------    -----
       Total revenue                     100      100                25
                                      ------    -----

Costs and expenses:

    Cost of product revenue                9       13                (9)
    Cost of services revenue              14       18                (6)
    Marketing and sales                   39       35                41
    Research and development              17       13                64
    General and administrative             9        9                23
    Amortization of intangibles            5       --                NM
    Acquisition-related and other
      expenses                             3        3                NM
                                      ------    -----

        Total costs and expenses          96       91                33
                                      ------    -----

            Income from operations         4        9                NM

Interest and other income                  1        4               (64)
                                      ------    -----

           Income before income taxes      5       13                NM

Provision (benefit) for income taxes      (1)       4                NM
                                      ------    -----

            Net income                     6 %      9 %              NM
                                      ------    -----

NM = Not Meaningful

                                       PERCENTAGE OF           PERIOD-TO-PERIOD
                                       TOTAL REVENUE          PERCENTAGE CHANGE
                                     -----------------        ------------------
                                     NINE MONTHS ENDED        NINE MONTHS ENDED
                                        NOVEMBER 30,             NOVEMBER 30,
                                       1999     1998         1999 COMPARED TO 1998
                                     -------- --------       ---------------------
Revenue:
    Product                                61 %     56 %               22 %
    Services                               39       44                  1
                                       ------    -----

       Total revenue                      100      100                 13
                                       ------    -----

Costs and expenses:

    Cost of product revenue                11       11                 15
    Cost of services revenue               16       19                 (6)
    Marketing and sales                    41       36                 28
    Research and development               17       15                 29
    General and administrative             10       10                 16
    Amortization of intangibles             3       --                 NM
    Acquisition-related and other
      expenses                              7        2                 NM
                                       ------    -----

        Total costs and expenses          105       93                 28
                                       ------    -----

           Income (loss) from
             operations                    (5)       7                 NM

Interest and other income                   2        4                (28)
                                       ------    -----

            Income (loss)  before
              income taxes                 (3)      11                 NM

Provision for income taxes                  1        1                 NM
                                       ------    -----

            Net income (loss)              (4) %    10   %             NM
                                       ======    =====

NM = Not Meaningful

REVENUE


     Revenue consists of fees from the licensing of software products ("product revenue") and from the maintenance and support of software products, customer training, and engineering services ("services revenue"). Total revenue was $43.6 million for the three months ended November 30, 1999 and $111.3 million for the nine months ended November 30, 1999, as compared to $35.0 million and $98.4 million in the same periods of fiscal year 1999. Total revenue increased 25% and 13%, for the three and nine months ended November 30, 1999 over the respective prior year periods.

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

         Components of ISI's revenue by segment for the third quarter and first nine months of fiscal years 1999 and 2000 were as follows:

Three Months Ended November 30, 1998:                      Nine Months Ended November 30, 1998:

                                ENGINEERING                                              ENGINEERING
                      SOFTWARE   SERVICES    TOTAL                           SOFTWARE      SERVICES     TOTAL
                      --------  -----------  -----                           --------    -----------    -----
Product.............. $18,657    $ 1,947    $20,604        Product........... $52,409      $ 3,079     $ 55,488
Services.............   8,362      5,996     14,358        Services..........  25,635       17,326       42,961
                      -------    -------    -------                           -------      -------     --------
Total................ $27,019    $ 7,943    $34,962        Total............. $78,044      $20,405     $ 98,449
                      =======    =======    =======                           =======      =======     ========

Three Months Ended November 30, 1999:                      Nine Months Ended November 30, 1999:

                                ENGINEERING                                              ENGINEERING
                      SOFTWARE   SERVICES    TOTAL                           SOFTWARE      SERVICES     TOTAL
                      --------  -----------  -----                           --------    -----------    -----
Product.............. $26,454   $  1,640    $28,094        Product........... $62,318      $ 5,490     $ 67,808
Services.............   9,448      6,090     15,538        Services..........  27,795       15,669       43,464
                      -------    -------    -------                           -------      -------     --------
Total................ $35,902   $  7,730    $43,632        Total............. $90,113      $21,159     $111,272
                      =======    =======    =======                           =======      =======     ========

     Product revenue increased 36% to $28.1 million in the three months ended November 30, 1999, as compared to $20.6 million in the same period of fiscal year 1999. For the first nine months of fiscal year 2000, product revenue increased 22% to $67.8 million, compared with $55.5 million for the same period last year. The percentage of ISI's total revenue attributable to product revenue increased to 64% for the three months ended November 30, 1999, up from 59% in the same quarter last year. For the first nine months of fiscal year 2000, product revenue, as a percentage of total revenue, increased to 61%, as compared to 56% in the same period of fiscal year 1999. The increases in product revenue are primarily due to increased sales of embedded software licenses and associated development tools, which partly resulted from the inclusion of Software Development Systems, Inc. ("SDS") since the date of acquisition.

     Services revenue increased 8% to $15.5 million for the three months ended November 30, 1999, as compared to $14.4 million for the same period last year. For the first nine months of fiscal year 2000, services revenue increased 1% to $43.5 million, as compared to $43.0 million in the first nine months of fiscal year 1999. At the end of fiscal year 1999, ISI ceased entering into lower margin, fixed-price government contracts. Impacting year-to-date services revenue growth was the absence of this government contract revenue and the reallocation of Doctor Design engineering services activities to the porting of pJAVA and internet appliance work, which ISI believes are strategic to future revenue growth. These two factors, offset be a continued growth in the installed base resulting in higher maintenance and support revenues, contributed to lower services revenue growth rates as compared with product revenues.

     Price increases were not a material factor in ISI's revenue growth in the periods presented.

     Revenue from customers located internationally for the three months ended November 30, 1999 was 42% of total revenue, as compared with 44% in the same period last year. For the first nine months of fiscal year 2000, international revenues were 42% of total revenue, as compared to 43% in the first nine months of fiscal year 1999. International revenue for the first nine months of fiscal year 2000 increased $4.1 million from the same period in fiscal year 1999 due primarily to growth in Europe.

COSTS AND EXPENSES

     Cost of product revenue includes third-party royalties, product packaging and documentation costs, amortization of capitalized software development costs, and hardware costs. Cost of product revenue, as a percentage of product revenue, was 14% during the three months ended November 30, 1999, as compared to 22% in the same period of fiscal year 1999. For the first nine months of fiscal year 2000, cost of product revenue was 18% of total revenue, as compared to 19% in the same period last year. The decrease in cost of product revenue, as a percentage of product revenue, in the three and nine months ended November 30, 1999 as compared to same period last year is due primarily to the reduction in royalty expense as a result of the acquisition of SDS. Prior to the acquisition, these expenses were reported as cost of product revenue. For the nine months ended November 30, 1999, the reduction in product revenue margins was partially offset by a large Doctor Design product sale in the first quarter of fiscal year 2000, which had a very low margin. Excluding the effect of this sale, cost of product revenue was 16% of product revenue in the first nine months of fiscal year 2000.

     Cost of services revenue includes personnel and related direct costs associated with providing training, maintenance, engineering and consulting services to customers and the infrastructure to manage a services organization. Cost of services revenue, as a percentage of services revenue, was 38% in the three months ended November 30, 1999, as compared to 44% in the same period of fiscal year 1999. For the first nine months of fiscal year 2000, cost of service revenue was 41% of services revenue, as compared with 44 % in the same period last year. The decrease in cost of services revenue, as a percentage of services revenue, for the periods presented is due primarily to a shift in revenue mix. An increase in higher margin software maintenance revenue was offset by a decline in lower margin fixed price contract revenue.

     Marketing and sales expenses increased 41% to $17.1 million in the three months ended November 30, 1999, as compared to $12.1 million in the same quarter last year. For the first nine months of fiscal year 2000, marketing and sales expenses increase 28% to $45.5 million, up from $35.5 million in the same period of fiscal year 1999. As a percentage of total revenue, marketing and sales costs increased to 39% in the three months ended November 30, 1999, from 35% in the same period of fiscal year 1999. For the first nine months of fiscal year 2000, marketing and sales costs increased to 41% of total revenue, as compared to 36% for the first nine months of fiscal year 1999. The dollar increases in marketing and sales expenses versus the prior year for the periods presented are primarily due to the continued growth of the domestic and international sales and support infrastructure, and the inclusion of SDS since the date of acquisition.

     ISI believes that significant investment for product research and development is essential to product and technical leadership. Research and development expenses increased 64% to $7.2 million in the three months ended November 30, 1999, as compared to $4.4 million in the same period last year. For the first nine months of fiscal year 2000, research and development expenses increased 29% to $18.7 million, as compared to $14.5 million in the same period of fiscal year 1999. As a percentage of total revenue, research and development costs increased to 17% for the three months ended November 30, 1999, as compared to 13% in the same quarter last year. For the first nine months of fiscal year 2000, research and development costs increased to 17% of total revenue, as compared with 15% for the same nine months of fiscal year 1999. The dollar increases in research and development expenses in the periods reported were due primarily to costs associated with pJAVA and internet appliance work at Doctor Design and research and development expenses attributable to SDS, since the date of acquisition. ISI anticipates that it will continue to devote substantial resources to product research and development throughout fiscal year 2000.

     General and administrative expenses increased 23% to $3.9 million in the third quarter of fiscal year 2000, as compared to $3.1 million in the same quarter of fiscal year 1999. For the first nine months of fiscal year 2000, general and administrative expenses increased 16% to $11.1 million, as compared to $9.5 million in the same period last year. General and administrative costs remained at 9% of total revenues for the three months ended November 30, 1999, as compared to the same percentage in the same quarter last year. For the first nine months of fiscal year 2000, general and administrative expenses remained at 10% of total revenue, as compared to the same percentage in the first nine months of fiscal year 1999. The dollar increase in the periods reported was due primarily to an increase in administrative infrastructure at Doctor Design and general and administrative expenses attributable to SDS, since the date of acquisition.

     Amortization of intangibles was $2.3 million in the three months ended November 30, 1999, as compared to $0.1 million in the same period of fiscal year 1999. For the nine months ended November 30, 1999, amortization of intangibles increased to $3.6 million, as compared to $0.4 million in the same period last year. The increase for all periods presented is due to amortization of intangible assets relating to ISI's acquisition of SDS in the second quarter of fiscal year 2000.

     Acquisition-related and other expenses were $1.5 million in the three months ended November 30, 1999, as compared to $1.1 million in the same quarter of fiscal year 1999. For the nine months ended
November 30, 1999, acquisition-related and other expenses were $8.6 million, as compared to $2.2 million in the same period last year. For fiscal year 2000, acquisition-related and other expenses are comprised of a $6.3 million charge relating to the write-off of in-process research and development costs, discussed below, and $2.3 million of other expenses related to the acquisition of SDS. During fiscal year 1999, acquisition-related and other expenses consisted of CEO termination and recruitment costs and one-time legal costs.

     ISI recognized an in-process research and development charge of $6.3 million relating to the SDS acquisition, during the second quarter of fiscal year 2000. The amount allocated to in-process technology represents purchased in-process technology for a project that has not yet reached technological feasibility and has no alternative future use. The value of in-process project research and development was determined by estimating the net cash flows resulting from the completion of the project reduced to the percentage of completion of the project. Net cash flows were tax effected using estimated income taxes consistent with ISI's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate based on ISI's required risk adjusted weighted average rate of return. ISI estimated revenues, margins and operating costs based upon historical information about similar product developments combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of SDS. ISI cannot guarantee that it will realize revenue from this in-process project in the amounts estimated or that the costs incurred will be materially consistent with estimates made.

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

OTHER INCOME AND EXPENSES

     Interest and other income decreased to $0.5 million in the three months ended November 30, 1999, as compared to $1.4 million in the same quarter of fiscal year 1999. For the nine months ended November 30, 1999, interest and other income decreased to $2.6 million from $3.6 million in the same period last year. The decrease in fiscal year 2000 is due to a decline in the amount of interest-bearing cash equivalents and marketable securities, used in the acquisition of SDS, and the absence of rental income from the sub-lease of a portion of ISI's Sunnyvale headquarters during parts of fiscal year 2000.

PROVISION FOR INCOME TAXES

     Net income was negatively impacted by $12.2 million of SDS acquisition-related charges in the nine months ended
November 30, 1999, including $6.3 million of in-process research and development, $3.6 million of amortization of goodwill and other intangibles, and $2.3 million of other acquisition-related costs. Despite a net loss for the nine months ended November 30, 1999, a tax provision resulted due to the exclusion of amortization of goodwill and exclusion of in-process research and development, which are non-deductible for income tax purposes. Excluding non-deductible acquisition-related expenses and amortization of goodwill, the effective tax rate for the first nine months of fiscal year 2000 is 30%. The effective tax rate for the same period of fiscal year 1999 was 32%.

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

     In reviewing its operations for Year 2000 Compliance, ISI has identified three categories of risk: internal business software, internal non-financial software and embedded chip technology, and external noncompliance by suppliers. With respect to internal business software, ISI is in full compliance for all its mission-critical systems.

Accordingly, ISI has not developed formal contingency plans. All financial, order processing and manufacturing software is fully Year 2000 Compliant.

     With respect to internal non-financial software and embedded chip technology, ISI recently achieved full Year 2000 compliance. ISI does not currently have a contingency plan in place for its internal non-financial software and embedded chip technology.

     With respect to external noncompliance by suppliers, ISI has completed the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which ISI's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness have been unsatisfactory, ISI intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. In the event that any of ISI's critical suppliers do not successfully and timely achieve Year 2000 Compliance, and ISI is unable to replace them with new or alternate suppliers, ISI's business or operations could be adversely affected.

     All costs associated with carrying out ISI's plan for the Year 2000 Compliance are being expensed as incurred, and are being funded from cash provided from operations. As of November 30, 1999 it is estimated that costs associated with preparation for the Year 2000 were approximately $1.6 million to complete the above plans. Of these amounts, approximately $600,000 was to cover new/replacement technologies, and $1.0 million was of a repair or upgrade nature.

LIQUIDITY AND CAPITAL RESOURCES

     ISI has funded its operations to date principally through cash flows from operations. As of November 30, 1999, ISI had $44.8 million of cash, cash equivalents and marketable securities. This represents a decrease of $33.6 million from February 28, 1999, primarily as a result of the acquisition of SDS and from the repurchases of common stock.

     Net cash used in operating activities was $1.0 million during the first nine months of fiscal year 2000. This represents a decrease of $18.5 million from the amount generated in the first nine months of fiscal year 1999. Net cash from operating activities decreased in the first nine months of fiscal year 2000, due primarily to lower net income and a large decrease in accrued liabilities related to the Green Hills legal settlement. Additionally, there was an increase of $8.8 million in accounts receivable due to revenue growth in the first nine months of fiscal year 2000, particularly in the third quarter.

     Net cash used in investing activities decreased by $10.0 million during the first nine months of fiscal year 2000. Net cash used in investing activities in the first nine months of fiscal year 2000 was due primarily to the sale of marketable securities to fund the acquisition of SDS, offset primarily by approximately $24.3 million used in the acquisition of SDS.

     Net cash provided by financing activities totaled $0.6 million in the first nine months of fiscal year 2000 compared to net cash used of $5.6 million in the first nine months of fiscal year 1999. The difference was due primarily to the repurchase of approximately 641,000 shares of common stock in the first six months of fiscal year 2000, which was offset by an increase in the proceeds from the exercise of options to purchase common stock and purchases under the Employee Stock Purchase Plan.

     ISI believes that cash flows from operations, together with existing cash and investment balances, will be adequate to meet ISI's cash requirements for working capital and capital expenditures for the next 12 months.

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

    ISI IS SUBJECT TO THE BUSINESS AND ECONOMIC RISKS OF INTERNATIONAL OPERATIONS. In fiscal year 1999 and the first nine months of fiscal year 2000, ISI derived approximately 42% of its total revenue from sales outside of North America. ISI expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. International operations are subject to a number of special risks.

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

    THE MARKET PRICE OF ISI'S STOCK HAS BEEN VOLATILE. The prices for ISI's common stock have fluctuated widely in the past. During the 9 months ended November 30, 1999, the closing price of a share of ISI common stock ranged from a high of $30.13 to a low of $8.44. The management of ISI believes that stock price fluctuations may have been caused by actual or anticipated variations in ISI's operating results, announcements of technical innovations or new products or services by ISI or its competitors, changes in earnings estimates by securities analysts and other factors, including changes in conditions of the software and other technology industries in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by ISI and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against ISI. Litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on ISI's business, financial condition and results of operations even if ISI is successful in any suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the common stock.

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

    RISKS RELATING TO THE MERGER.

     FAILURE TO REALIZE THE BENEFITS OF INTEGRATING THE OPERATIONS OF ISI AND WIND, PRODUCTS AND DEVELOPMENT ORGANIZATIONS COULD DIMINISH THE BENEFITS OF THE MERGER. Achieving the benefits of the merger will depend in part on the integration of Wind's and ISI's operations, products and personnel in a timely and efficient manner. In order for the combined companies to provide enhanced and more valuable products to its customers after the merger, it will need to integrate the product lines and development organizations of ISI and Wind. This will be difficult and unpredictable because their products are highly complex, have been developed independently and were designed without regard to such integration. Successful integration of product lines also requires coordination of different development and engineering teams This, too, will be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the combined company's business, financial condition and operating results.

    Wind expects to incur costs from integrating ISI's operations, products and personnel. These costs may be substantial and may include costs for:

    -  employee redeployment, relocation or severance;
    -  conversion of information systems;
    -  combining research and development teams and processes;
    -  reorganization or closures of facilities; and
    -  relocation or disposition of excess equipment.

    There can be no assurance that Wind will be successful in these integration efforts or that Wind will realize the expected benefits of the merger.

    FAILURE TO RETAIN KEY EMPLOYEES COULD DIMINISH THE BENEFITS OF THE MERGER. The successful combination of Wind and ISI will depend in part on the retention of key personnel. There can be no assurance that Wind will be able to retain ISI's key management, technical, sales and customer support personnel, or that Wind will realize the anticipated benefits of the merger.

    SALES COULD DECLINE IF CUSTOMER RELATIONSHIPS ARE DISRUPTED BY THE MERGER. ISI's or Wind's customers may not continue their current buying patterns during the pendency of, and following, the merger. Any significant delay or reduction in orders for Wind's or ISI's products could have a material adverse effect on the combined company's business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Wind's and ISI's products and the combined company's future product strategy. Customers may also consider purchasing products of competitors. In addition, by increasing the breadth of Wind's and ISI's business, the merger may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view the combined company as a more direct competitor than either Wind or ISI as an independent company.

    ISI SHAREHOLDERS WILL RECEIVE A FIXED NUMBER OF SHARES OF WIND COMMON STOCK IN THE MERGER, NOT A FIXED VALUE. Upon completion of the merger, each share of ISI common stock will be converted into 0.92 of a share of Wind common stock. Since the exchange ratio is fixed, the number of shares that ISI shareholders will receive in the merger will not change, even if the market price of Wind common stock changes. There will be no adjustment of the exchange ratio or termination of the merger based solely on fluctuations in the price of Wind common stock. In recent years, and particularly in recent months, the stock market, in general, and the securities of technology companies, in particular, have experienced extreme price and volume fluctuations. These market fluctuations may adversely affect the market price of Wind common stock. The market price of Wind common stock upon and after completion of the merger could be lower than the market price on the date of the merger agreement or the current market price.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

ISI enters into foreign currency forward exchange contracts to reduce the impact of currency exchange rate fluctuations on monetary asset and liability positions. The objective of these contracts is to minimize the impact of exchange rate fluctuations on ISI's operating results. Gains and losses associated with exchange rate fluctuations on foreign currency forward exchange contracts are recorded in income as they offset corresponding gains and losses on the foreign currency denominated assets and liabilities being hedged. The costs of the foreign currency forward exchange contracts are also recorded in income. All foreign currency forward exchange contracts entered into by ISI have maturities of less than one year. At November 30, 1999, ISI had approximately $4.8 million of foreign currency forward exchange contracts outstanding, in Japanese yen and numerous European currencies. At
February 28, 1999, ISI had approximately $3.4 million of foreign currency forward exchange contracts outstanding, all in Japanese yen. Unrealized gains on foreign currency forward exchange contracts at November 30, 1999 and February 28, 1999 were approximately $ 61,000 and $112,000, respectively.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

         2.1 Agreement and Plan of Merger and Reorganization, dated as of October 21, 1999 by and among Wind River Systems, Inc., University Acquisition Corp. and Integrated Systems, Inc. (Incorporated by reference to Exhibit 2.1 to Form S-4, File No. 333-91545, filed by Wind River Systems, Inc. on
                  November 23, 1999.)

         2.2 Option Agreement, dated as of October 21, 1999, between Integrated Systems, Inc. and Wind River Systems, Inc. (Incorporated by reference to Exhibit 2.2 to Form S-4, File No. 333-91545, filed by Wind River Systems, Inc. on November 23, 1999.)

         4.1 Form of Voting Agreement, dated as of October 21, 1999 (Incorporated by reference to Exhibit 2.3 to Form S-4, File No. 333-91545, filed by Wind River Systems, Inc. on November 23, 1999.)

        27.1      Financial Data Schedule

    (B)  REPORTS ON FORM 8-K.

         The following reports on Form 8-K were filed during the quarter ended November 30, 1999:

         On October 4, 1999, the company filed a Form 8-K/A under Item 7 which amended the company's current report on Form 8-K originally filed on August 5, 1999.

         On November 2, 1999, the company filed a Form 8-K/A, Amended No. 2 under Item 7 which amended the company's current report on Form 8-K/A filed on October 4, 1999 and Form 8-K originally filed on August 5, 1999.

         On November 5, 1999, the company filed a Form 8-K under Item 1 reporting that it had entered into a definitive Agreement and Plan of Merger and Reorganization with Wind River Systems, Inc. and University Acquisition Corporation.

                 SIGNATURES
                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   December 21, 1999                  INTEGRATED SYSTEMS, INC.
                                            (Registrant)




                                            /s/ CHARLES M. BOESENBERG
                                            ----------------------------
                                            CHARLES M. BOESENBERG
                                            President and Chief Executive
                                            Officer




                                            /s/ WILLIAM C. SMITH
                                            ----------------------------
                                            WILLIAM C. SMITH
                                            Vice President, Finance and
                                            Chief Financial Officer